Form 10-Q
period 1995-03-31
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1995-05-11
CIK 820094

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
                            or
[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from             to

Commission File Number:   0-17094

USAA Real Estate Income Investments II Limited Partnership
(Exact name of registrant as specified in its charter)

Texas                                 74-2473951
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)

8000 Robert F. McDermott Fwy., IH 10 West, Suite 600
San Antonio, Texas                           78230-3884
(Address of principal executive offices)     (Zip Code)

(210) 498-7391
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [X]  Yes   [ ]  No

                               PART I

                   Item 1.  Financial Statements

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Balance Sheets



                                                          March 31,
                                                             1995          June 30,
                                                         (Unaudited)         1994

Assets
Rental properties, net                                  $  8,062,386       8,234,295
Investment in joint venture                                2,195,922       2,221,783
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                      --          11,367
      Money market fund                                    1,900,370       1,809,143
                                                           1,900,370       1,820,510
Cash                                                          31,613           3,644
   Cash and cash equivalents                               1,931,983       1,824,154

Accounts receivable                                               --          15,000
Deferred charges and other assets                            242,918         282,669

                                                        $ 12,433,209      12,577,901


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $12,749 and $6,937                  $     19,171          20,014
Accrued expenses and other liabilities                       124,725         106,633
         Total liabilities                                   143,896         126,647

Partners' equity
   General Partner:
      Capital contribution                                     1,000           1,000
      Cumulative net income                                  558,600         495,633
      Cumulative distributions                              (605,395)       (526,234)
                                                             (45,795)        (29,601)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                            12,756,270      12,756,270
      Cumulative net income                                5,027,392       4,460,688
      Cumulative distributions                            (5,448,554)     (4,736,103)
                                                          12,335,108      12,480,855
         Total Partners' equity                           12,289,313      12,451,254

                                                        $ 12,433,209      12,577,901

See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)


                                                         Three Months    Three Months
                                                            Ended           Ended
                                                          March 31,       March 31,
                                                             1995            1994

Income
Rental income                                           $    257,891         255,303
Equity in earnings of joint venture                           38,584          37,296
Less direct expenses, including depreciation
  of $59,760 and $59,753                                     (66,361)        (59,055)
    Net operating income                                     230,114         233,544
Interest income (note 1)                                      26,772          13,625
    Total income                                             256,886         247,169

Expenses
General and administrative (note 1)                           46,101          37,035

Net income                                              $    210,785         210,134

Net income per limited partnership interest             $       6.99            6.97


                                                         Nine Months     Nine Months
                                                            Ended           Ended
                                                          March 31,       March 31,
                                                             1995            1994

Income
Rental income                                           $    771,093         764,270
Equity in earnings of joint venture                          116,002         110,834
Less direct expenses, including depreciation
  of $179,279 and $178,858                                  (190,109)       (178,242)
    Net operating income                                     696,986         696,862
Interest income (note 1)                                      70,756          39,942
    Total income                                             767,742         736,804

Expenses
General and administrative (note 1)                          138,071         106,883

Net income                                              $    629,671         629,921

Net income per limited partnership interest             $      20.88           20.89


See accompanying notes to condensed financial statements.

                             3

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Nine months ended March 31, 1995 and 1994
(Unaudited)



                                                             1995            1994

Cash flows from operating activities:
   Net income                                           $    629,671         629,921
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                        179,279         178,858
         Amortization                                          1,896           1,896
         Earnings from joint venture                        (116,002)       (110,834)
         Distributions from joint venture                    141,863         132,768
         Decrease in accounts receivable                      15,000              --
         Decrease in deferred charges and
            other assets                                      37,855          36,560
         Increase in accounts payable and
            other liabilities                                 17,249          52,041

            Cash provided by operating activities            906,811         921,210

Cash flows used in investing activities:
   Additions to rental properties                             (7,370)        (41,358)

Cash flows used in financing activities:
   Payment of distributions                                 (791,612)       (791,613)

Net increase in cash and cash equivalents                    107,829          88,239

Cash and cash equivalents at beginning of period           1,824,154       1,777,809

Cash and cash equivalents at end of period              $  1,931,983       1,866,048


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1995
(Unaudited)


1. Transactions with Affiliates

        A summary of transactions with affiliates follows for the nine months ended March 31, 1995:

                                                     Quorum
                        USAA          USAA        Real Estate
                       Mutual     Real Estate       Services
                     Fund, Inc.     Company       Corporation

Reimbursement      $
  of expenses (a)           --         69,849             2,201
Management fees             --             --             8,837
Interest income           (316)            --                --
    Total          $      (316)        69,849            11,038


        (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


2.      Other

        The notes to the financial statements on pages 12 through 16 of the Partnership's 1994 annual report are an integral part of these financial statements. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of this fiscal year or any other future period.

        The financial information included in this interim report as of March 31, 1995 and for the three-month and nine-month periods ended March 31, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                               PART I

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash of $31,613 and temporary investments of $1,900,370. Included in the Partnership's cash and cash equivalents was the working capital reserve. Deferred charges and other assets included an acquisition fee paid to USAA Investors II, Inc. on the joint venture interest, and deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit, prepaid rent and accrued state filing fees.

During the quarter ended March 31, 1995, the Partnership distributed $237,484 to Limited Partners and $26,387 to the General Partner for a total of $263,871.

On March 24, 1995, Continental Plastic Containers, Inc. renewed and extended the lease at the Continental Plastic Building for fifteen years with an expiration of July 2010. As part of this renewal, the Partnership has agreed to construct an addition of approximately 45,200 square feet to the existing building. The cost of these improvements is estimated to be $1,700,000 to be funded from the working capital reserve. In order to avoid borrowing to fund the construction of the addition and maintain working capital at an adequate level for operations, distributions to partners will be reduced to $7.00 per unit beginning with the next distribution.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, temporary investment of funds, and the possible participation in the profits from the sale of the underlying assets of the joint venture.

Results of Operations

For the nine months ended March 31, 1995 and 1994, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at March 31, 1995 decreased from June 30, 1994 due to depreciation offset slightly by preliminary building addition costs at Continental Plastic. The investment in the joint venture decreased by the amount of distributions received from the joint venture offset by increases as a result of equity in earnings of the joint venture which was derived from the net income of the Sequoia Plaza - Building I property. Accounts receivable decreased due to payment of reimbursable expenses by a tenant. Accrued expenses and other liabilities increased from June 30, 1994 to March 31, 1995 primarily due to an increase in state filing fees.

Rental income for the three-month and nine-month periods ended March 31, 1995 was higher than the three-month and nine-month periods ended March 31, 1994 as a result of a rent increase based on the Consumer Price Index (CPI) at Bowater. Equity in earnings of the joint venture were higher for the periods ended March 31, 1995 as compared to the periods ended March 31, 1994 due to increased net income from the joint venture. The increase in direct expenses for the periods ended March 31, 1995 as compared to March 31, 1994 was caused by a decrease in expense reimbursements from tenants and an increase in repair and maintenance expenses.

A higher cash balance and an increase in interest rates resulted in an increase in interest income for the periods ended March 31, 1995 as compared to the periods ended March 31, 1994.

General and administrative expenses for the three months ended March 31, 1995 were higher than the three months ended March 31, 1994 due to higher charges for the preparation of federal and state returns. The increase in general and administrative expenses for the nine months ended March 31, 1995 reflected an increase in state filing fees and timing in charges for data processing services.

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                                                       Sequentially
Exhibit                                                  Numbered
  No.              Description                             Page

  4   Amended and Restated Agreement of Limited
      Partnership dated as of February 11, 1988,
      incorporated as Exhibit A to the Partnership's
      Prospectus dated February 11, 1988, filed
      pursuant to Rule 424(b), and incorporated
      herein by this reference.                             __

 27   Financial Data Schedule                               10

(b) During the quarter ended March 31, 1995, there were no Current Reports on Form 8-K filed.

                           FORM 10-Q
                           SIGNATURES

     USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


May 11, 1995     BY:  /s/Edward B. Kelley
                      Edward B. Kelley
                      Chairman, President and
                      Chief Executive Officer



May 11, 1995     BY:  /s/Martha J. Barrow
                      Martha J. Barrow
                      Vice President -
                      Administration and
                      Finance