Form 10-K405
period 1995-06-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1995-09-25
CIK 820094

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                Form 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     June 30, 1995
                                or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
Commission file number             0-17094

     USAA Real Estate Income Investments II Limited Partnership
       (Exact name of registrant as specified in its charter)

       Texas                             74-2473951
(State of Organization)        (I.R.S. Employer Identification No.)

      8000 Robert F. McDermott Fwy., IH 10 West, Suite 600,
                San Antonio, Texas  78230-3884
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (210) 498-7391

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
  Title of each class                         which registered
        None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                  UNITS OF LIMITED PARTNERSHIP INTERESTS
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                             Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the prospectus of the registrant dated February 11, 1988, as supplemented, filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 are incorporated by reference in Parts I and III.

                            TABLE OF CONTENTS


PART I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security
          Holders

PART II

Item 5.   Market for Registrant's Limited Partnership
          Interests and Related Security Holder Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the
          Registrant

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K

Signatures

Index to Exhibits

                           PART I

Item 1.  Business

         USAA Real Estate Income Investments II Limited Partnership, (the Partnership) is a limited partnership formed in August 1987 under the Texas Revised Limited Partnership Act. The Partnership has three principal business objectives: (i) preserve and protect the Partnership's capital; (ii) provide the Limited Partners with quarterly distributions of Net Cash from Operations; and (iii) obtain long-term appreciation in the value of the Properties. The Partnership was formed to (i) invest in a diversified portfolio of income-producing multi-family residential and commercial properties and/or (ii) make one or more participating first mortgage loans. Pursuant to the agreement of the Partnership, to the extent possible (i) all acquisitions of real property are made for cash and (ii) all participating first mortgage loans earn fixed interest and contain participation rights in the underlying property's cash flow and net proceeds of sale or refinancing and other items, or both.

         Defined terms contained herein shall have the meaning set forth in the Glossary contained in the Partnership's Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) attached hereto as Exhibit 99.a.

         The Partnership sold $13,570,500 of Limited Partnership Interests (27,141 Interests at $500 per Interest) from the commencement of the offering of its Interests February 11, 1988 through the termination of the offering, January 30, 1989.

         Proceeds available to the Partnership for investment were used to acquire the Continental Plastic Containers Buildings on April 21, 1989. The Partnership also invested in the Combined Capital Resources Joint Venture (the joint venture), the owner of a participating first mortgage loan secured by Sequoia Plaza - Building I. The joint venture's investment in the mortgage loan was converted to ownership of the underlying property in August 1991 through foreclosure on the mortgage loan. The Partnership purchased its final property, Bowater Communication Papers Building on July 24, 1989.

         Competitive conditions for the Partnership's properties and the property owned by the joint venture for the fiscal year ended
June 30, 1995 were as follows:

         Continental Plastic Containers Buildings (Continental Buildings) are a manufacturing and distribution facility made up of two industrial bulk warehouse buildings. These buildings are 100% leased to Continental Plastic Containers, Inc., a wholly-owned subsidiary of Continental Can Company, Inc. which manufactures and distributes metal cans, plastic bottles and packaging equipment. One of the primary strengths of this property is its location in Elk Grove Village, Illinois which is within one-half mile of O'Hare International Airport, accessible to interstate highways and 15 miles from the Chicago, Illinois city limits.

         On March 24, 1995, Continental Plastic Containers, Inc. renewed and extended the lease at the Continental Buildings for fifteen years with an expiration of July 2010. As part of this renewal, the Partnership has agreed to construct an addition of approximately 45,200 square feet to the existing building. Construction of the addition is underway with final completion estimated to be in December 1995. The cost of these improvements is estimated to be $1,700,000 to be funded from the working capital reserve. In order to avoid borrowing to fund the construction of the addition and maintain working capital at an adequate level for operations, distributions to partners were reduced to $7.00 per unit for the distribution for the quarter ended March 31, 1995.

         The Continental Buildings are located in the Northwest Cook County submarket of the Chicago Metropolitan Area market. This submarket has a total inventory of 120 million square feet. The available space as of June 1995 was 9 million square feet which was down as compared to 9.5 million square feet as of June 1994. This equated to an occupancy rate of approximately 93% as of June 1995 for the Northwest Cook County submarket.

         Bowater Communication Papers Building (Bowater) is a 111,720 square foot industrial warehouse building in Lakeland, Florida and is 100% leased under a triple net lease to Bowater Communication Papers, Inc. which expires in 1999. Bowater Communication Papers, Inc. is a manufacturer of continuous business forms, including computer stock and word processing forms. Under terms of the lease with Bowater Communication Papers, the lease rate on the Partnership property will increase each year by the rate of the Consumer Price Index, up to a maximum of 5.5% per year, through the lease expiration in 1999. The annual rate of $3.79 per square foot was increased to $3.91 per square foot in July 1995.

         Bowater is located within the West Quadrant of the Lakeland market. Total inventory of industrial/warehouse space in the Lakeland market totaled approximately 19.5 million square feet with approximately 1.2 million square feet available. This resulted in an occupancy rate of 94% as of July 1995 in the Lakeland market.

         Within the West Quadrant submarket, total inventory of industrial/warehouse space was approximately 8.2 million square feet with approximately .8 million square feet available. This equated to an occupancy rate of 90% as of July 1995 in the West Quadrant submarket.

         Sequoia Plaza - Building I (Sequoia), Arlington, Virginia was acquired on August 20, 1991 through foreclosure on the underlying mortgaged property. This transaction converted the asset held by Combined Capital Resources Joint Venture, a joint venture between the Partnership and USAA Real Estate Equities, Inc., from a mortgage loan to real property. The building is a 149,696 square foot office building located near the intersection of Route 50 and Washington Boulevard with access to Washington, D.C. via the Potomac river bridges, the George Washington Memorial Parkway and Interstate Highways 95 and 66. In addition, the building is located within nine minutes from Rosslyn, Virginia, three minutes from the Pentagon and eight minutes from the Washington, D.C. National Airport. Sequoia, which was 99% leased as of June 30, 1995, is 89% occupied by Logicon, Inc., a publicly-held company which provides electronic systems and high-technology services to government and industry. Logicon, Inc.'s lease expires in April 2008.

          The Northern Virginia market, where Sequoia is located, compiled over 1.1 million square feet of positive leasing activity during the first half of the year. The overall occupancy for Arlington County was at 95.7% as of June 1995.

         See "Item 2. Properties" for information pertaining to the status of the Partnership's properties.

         The Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable.

         The Partnership has no employees.

         The General Partner ("General Partner") of the Partnership is USAA Investors II, Inc., a Texas corporation. The General
Partner maintains general responsibility for management of the Partnership's business.

Item 2.  Properties

         The Partnership owns the properties described below. Also described is the property owned by the joint venture which was acquired through foreclosure on the mortgage loan in August 1991.


       Location                 Description of Property

Elk Grove Village, Illinois     Continental Plastic Containers
                                Buildings. Two buildings
                                comprising a manufacturing and
                                distribution facility containing
                                163,090 net rentable square feet
                                situated on approximately 9.37
                                acres.   As of June 30, 1995 the
                                property was 100% leased and
                                annual rent revenue was $3.94
                                per square foot.  The
                                Partnership has 100% fee-simple
                                ownership.

Lakeland, Florida               Bowater Communication Papers
                                Building.  An industrial
                                warehouse building with 111,720
                                net rentable square feet.  As of
                                June 30, 1995 the property was
                                100% leased and annual rent
                                revenue was $3.79 per square
                                foot.  The Partnership has 100%
                                fee-simple ownership.

Arlington, Virginia             Sequoia Plaza - Building I.  A
                                four-story office building
                                containing 149,696 net rentable
                                square feet situated on
                                approximately 3 acres.  As of
                                June 30, 1995 the property was
                                99% leased and average annual
                                rent revenue was $24.23 per
                                square foot.  This building is
                                100% owned in fee-simple by
                                Combined Capital Resources Joint
                                Venture, which is 7.275% owned
                                by the Partnership.

See notes 3, 4, 5, 7 and 9 of Notes to Financial Statements in Item 8, for further discussion relating to the properties.

Item 3.  Legal Proceedings

         There are no material legal proceedings pending to which the General Partner or the Partnership is a party or to which any of the Partnership's properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.



                            PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters

         There is no established public market for the Limited Partnership Interests ("the Interests"), and it is not anticipated that a public market will develop. Upon request, Real Estate Investor Services, a department in USAA Real Estate Company, may assist an investor desiring to transfer his Interests. The purchase price for the Interests upon resale and any other terms of a resale transaction will be subject to negotiation between the buyer and the seller. The limited market for the Interests could affect the value of the Interests.

         As of June 30, 1995, there were 1,672 Limited Partners of the Partnership owning an aggregate of 27,141 Interests.

         During the year ended June 30, 1995, quarterly distributions totaling $902,438 and $100,271 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,002,709 in cash distributions. The return of capital portion of 1995 distributions was $118,037 and $13,115 for the Limited Partners and General Partner, respectively.

         During the year ended June 30, 1994, quarterly distributions totaling $949,935 and $105,549 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,055,484 in cash distributions. The return of capital portion of 1994 distributions was $186,558 and $20,729 for the Limited Partners and General Partner, respectively.

         During the year ended June 30, 1993, quarterly distributions totaling $949,935 and $105,547 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,055,482 in cash distributions. The return of capital portion of 1993 distributions was $197,107 and $21,900 for the Limited Partners and General Partner, respectively.

         Future cash distributions to Limited Partners are anticipated.

Item 6.  Selected Financial Data

                              SELECTED FINANCIAL DATA
                   FOR THE YEARS ENDED JUNE 30, 1995, 1994, 1993, 1992 AND 1991
                               1995        1994        1993        1992        1991
Rental Income             $  1,028,693   1,019,000   1,005,381     995,020     976,682
Equity in Earnings
  of Joint Venture             153,787     148,848     144,569     118,785     209,488
Interest Income                 98,629      56,798      53,642      80,374     115,325
Net Income                     871,557     848,197     836,475     834,025     935,198
Net Income per Limited
  Partnership Interest(1)        28.90       28.13       27.74       27.66       31.01
Cash Distributions           1,002,709   1,055,484   1,055,482   1,055,484   1,055,484
Cash Distributions per
  Limited Partnership
  Interest(2)                    33.25       35.00       35.00       35.00       35.00
Total Assets at Period End  12,494,486  12,577,901  12,778,758  12,986,924  13,180,495


     (1)  Based on limited partnership interests issued at period end.

     (2) Cash distributions were based on the limited partnership interests outstanding at the end of each quarter and the cash distributions allocated to the Limited Partners.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Partnership had cash of $48,582 and temporary investments of $1,958,789. Included in the Partnership's cash and cash equivalents was the working capital reserve. Accounts receivable consisted of amounts due from a tenant. Deferred charges and other assets included an acquisition fee paid to USAA Investors II, Inc. on the joint venture interest, deferred rent resulting from recognition of income as required by generally accepted accounting principles and prepaid insurance. Accounts payable consisted primarily of amounts due to affiliates for reimbursable expenses. Accrued expenses and other liabilities consisted of prepaid rent, property tax accruals and a security deposit.

On August 20, 1991, the Combined Capital Resources Joint Venture (the joint venture) acquired the Sequoia Plaza - Building I, the underlying mortgaged property by foreclosure. This transaction converted the joint venture's investment from a mortgage loan to real property. As the fair value of the asset approximated the mortgage, no loss was recorded on this transaction. This event did not have a material negative impact on the Partnership's cash flow but reduced the equity in earnings from the joint venture due to depreciation expense on the property.

Total cash distributions to partners for the year ended June 30, 1995 decreased as compared to the year ended June 30, 1994. Distributions were reduced to $7.00 per unit as of the quarter ended March 31, 1995. Distributions were decreased in order to avoid borrowing to fund the construction of the addition at the Continental Plastic Buildings and maintain working capital at an adequate level for operations. Management will continue to monitor Partnership cash requirements.

On March 24, 1995, Continental Plastic Containers, Inc. renewed and extended the lease at the Continental Plastic Buildings for fifteen years with an expiration of July 2010. As part of the renewal, the Partnership has agreed to construct an addition of approximately 45,200 square feet to the existing building. The cost of these improvements is estimated to be $1,700,000 to be funded from the working capital reserve.

Future liquidity is expected to result from the temporary investment of working capital funds, cash generated from the operations of the properties and ultimately through the liquidation of such properties.

During the past few years, the crisis in the financial service industry has contributed to a depressed real estate market. The Resolution Trust Corporation (RTC) was established to assist the Savings and Loan industry in the disposition of real estate acquired through defaulted loans. The RTC and financial institutions have flooded the real estate market with properties offered at deep discounts. These discounts have had a general depressing effect on real estate values. The Partnership has only indirectly been adversely affected by these market conditions. The Partnership's strategy of investing in triple-net leased properties with long term leases and credit worthy tenants has provided a hedge against the current real estate market.

RESULTS OF OPERATIONS

For the three-year period ended June 30, 1995, income was generated from rental income from the income-producing rental properties, interest income earned on the funds in temporary investments and earnings from the joint venture interest.

Expenses incurred during each of the years in the three-year period ended June 30, 1995 were associated with the operations of the Partnership's properties and various other costs required for the administration of the Partnership.

Rental properties at June 30, 1995 decreased from June 30, 1994 due to depreciation offset slightly by preliminary building addition costs at Continental Plastic. The investment in the joint venture decreased by the amount of distributions received from the joint venture offset by increases as a result of equity in earnings of the joint venture which were derived from the net income of the Sequoia Plaza - Building I property. Accounts receivable decreased due to payment of reimbursable expenses by a tenant. Accrued expenses and other liabilities at June 30, 1995 increased from June 30, 1994 as a result of an increase in prepaid rent.

Rental income increases for each of the years in the three-year period ended June 30, 1995 were attributable to rent increases based on CPI (Consumer Price Index) at Bowater. Equity in earnings were higher in 1995 and 1994 as compared to 1993 due to increased net income of the joint venture.

A higher cash balance and an increase in interest rates resulted in an increase in interest income for 1995 as compared to 1994. A higher cash balance accounted for the increase in interest income for 1994 as compared to 1993.

General and administrative expenses for 1995 increased as compared to 1994 due to an increase in state filing fees and higher charges for the preparation of federal and state returns. The increase in general and administrative expenses for 1994 as compared to 1993 was due to expenses incurred to market the Continental Plastic Buildings for sale.

INFLATION

An increase in inflation could affect the Partnership's investments through increases in the costs of operating and maintaining the properties and in various administrative costs of Partnership operations. The adverse effect inflation may have on operating expenses would be offset to some extent by contractual increases in rental rates and tenant reimbursement of expenses incurred at the Partnership's properties. If high occupancy levels are maintained at the properties, increases in rental income should offset increasing property operating expenses with a minimal effect on operating income. Inflationary trends may also enhance the ultimate selling price of the Partnership's properties.

Item 8.   Financial Statements and Supplementary Data

                                 BALANCE SHEETS
                             JUNE 30, 1995 AND 1994


                                                       1995          1994
ASSETS
Rental properties, net (note 3)                   $  8,059,941     8,234,295
Investment in joint venture (note 4)                 2,190,057     2,221,783
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                --        11,367
      Money market fund                              1,958,789     1,809,143
                                                     1,958,789     1,820,510
Cash                                                    48,582         3,644
   Cash and cash equivalents                         2,007,371     1,824,154
Accounts receivable                                      6,000        15,000
Deferred charges and other assets                      231,117       282,669

                                                  $ 12,494,486    12,577,901


LIABILITIES AND PARTNERS' EQUITY
Accounts payable, including amounts due
   to affiliates of $7,290 and $6,937             $      9,904        20,014
Accrued expenses and other liabilities                 164,480       106,633
         Total liabilities                             174,384       126,647

Partners' equity:
   General Partner:
      Capital contribution                               1,000         1,000
      Cumulative net income                            582,789       495,633
      Cumulative distributions                        (626,505)     (526,234)
                                                       (42,716)      (29,601)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                      12,756,270    12,756,270
      Cumulative net income                          5,245,089     4,460,688
      Cumulative distributions                      (5,638,541)   (4,736,103)
                                                    12,362,818    12,480,855
         Total Partners' equity                     12,320,102    12,451,254

Commitment (note 9)

                                                  $ 12,494,486    12,577,901



See accompanying notes to financial statements.

                  STATEMENTS OF INCOME
    FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                       1995          1994          1993
INCOME
Rental income (notes 5 and 7)                     $  1,028,693     1,019,000     1,005,381
Equity in earnings of joint venture (note 4)           153,787       148,848       144,569
Less direct expenses, including depreciation
   of $239,039, $238,615, and $237,406                (245,292)     (247,792)     (245,565)
      Net operating income                             937,188       920,056       904,385
Interest income (note 6)                                98,629        56,798        53,642
      Total income                                   1,035,817       976,854       958,027

EXPENSES
General and administrative (note 6)                    164,260       128,657       121,552

Net income                                        $    871,557       848,197       836,475


Net income per limited partnership interest       $      28.90         28.13         27.74


See accompanying notes to financial statements.

                   STATEMENTS OF PARTNERS' EQUITY
        FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                                     GENERAL       LIMITED
                                                     PARTNER       PARTNERS       TOTAL

Balances at June 30, 1992                         $     13,028    12,864,520    12,877,548

Net income                                              83,647       752,828       836,475
Cash distributions                                    (105,547)     (949,935)   (1,055,482)
Balances at June 30, 1993                               (8,872)   12,667,413    12,658,541

Net income                                              84,820       763,377       848,197
Cash distributions                                    (105,549)     (949,935)   (1,055,484)
Balances at June 30, 1994                              (29,601)   12,480,855    12,451,254

Net income                                              87,156       784,401       871,557
Cash distributions                                    (100,271)     (902,438)   (1,002,709)
Balances at June 30, 1995                         $    (42,716)   12,362,818    12,320,102


See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                       1995          1994          1993
Cash flows from operating activities:
   Net income                                     $    871,557       848,197       836,475
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                  239,039       238,615       237,406
         Amortization                                    2,528         2,528         2,528
         Earnings from joint venture                  (153,787)     (148,848)     (144,569)
         Distributions from joint venture              185,513       161,868       156,413
         Decrease (increase) in accounts receivable      9,000       (15,000)           --
         Decrease in deferred charges and
            other assets                                49,024        46,896         9,206
         Increase in accounts payable, accrued
            expenses and other liabilities              47,737         6,430        10,841

            Cash provided by operating activities    1,250,611     1,140,686     1,108,300

Cash flows used in investing activities -
   Additions to rental properties                      (64,685)      (38,857)           --

Cash flows used in financing activities -
   Distributions to partners                        (1,002,709)   (1,055,484)   (1,055,482)

Net increase in cash and cash
   equivalents                                         183,217        46,345        52,818

Cash and cash equivalents at beginning of
   period                                            1,824,154     1,777,809     1,724,991

Cash and cash equivalents at end of period        $  2,007,371     1,824,154     1,777,809


See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1995, 1994 AND 1993


1.  Organization and Summary of Significant Accounting Policies

  USAA Real Estate Income Investments II Limited Partnership is engaged solely in the business of real estate investment;
  therefore, presentation of information about industry segments is not applicable.

  The General Partner, USAA Investors II, Inc., is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association (USAA).

  Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," (Statement 121). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements, are not considered impaired. The adoption of this Statement had no financial statement impact.

  The Partnership's investment in Combined Capital Resources Joint Venture is accounted for on the equity method. The Partnership has a 7.275% interest and USAA Real Estate Equities, Inc. has a 92.725% interest. Both partners have joint control of the joint venture.

  For purposes of the Statement of Cash Flows, all highly liquid marketable securities that have a maturity at purchase of three months or less and money market mutual funds are considered to be cash equivalents.

  Depreciation is provided over the estimated useful lives of the properties using the straight-line method. The estimated lives of the buildings and improvements are 30 years (31.5 years for Federal income tax purposes).

  Acquisition fees related to the investment in joint venture are being amortized over the remaining life of the building
  (note 4).

  Rental income is recognized under the operating method, whereby aggregate rentals are reported on the straight-line basis over the life of the lease. Rental income recognized was $48,746 less than the amount per lease agreements for the years ended June 30, 1995 and 1994 and $3,896 less for 1993.

  Deferred charges consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles.

  No provision or credit for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership files its tax return each calendar year on an accrual basis.

  For financial reporting purposes, net income is allocated 10% to the General Partner and 90% to the Limited Partners. Net income per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period and net income allocated to the Limited Partners.

  Cash distributions per limited partnership interest were $33.25 for the year ended June 30, 1995 and $35.00 for the years ended June 30, 1994 and 1993 and were based on the limited partnership interests outstanding at each quarter end and the cash distributions allocated to Limited Partners.


2.  Partnership Agreement

  Pursuant to the terms of the Partnership Agreement, Net Cash from Operations shall be allocated and paid 10% to the
  General Partner and 90% to the Limited Partners.   Any Net
  Cash from Operations received by a Limited Partner shall count toward his 6% cumulative Preferred Return (10% as to that portion of Partnership funds invested in mortgage loans), as defined in the Partnership Agreement. Net Proceeds from Sales or Refinancings shall be allocated and paid 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have been returned their Original Invested Capital plus their Preferred Return. Second, Net Proceeds from Sales or Refinancings shall be allocated and paid to the General Partner in payment of any unpaid Subordinated Disposition Fee. Third, Net Proceeds from Sales or Refinancings shall be allocated and paid 90% to the Limited Partners and 10% to the General Partner.

  Generally, all items of income, gain, loss, deduction and credit from operations will be allocated 90% to the Limited Partners and 10% to the General Partner. Net gain or net loss from the sale or other disposition of a Property shall be allocated as described in the Partnership Agreement.

3.  Rental Properties

  Rental properties at June 30 consisted of the following:

                                         1995         1994

  Buildings and improvements        $ 7,217,190    7,152,505
  Land                                2,276,850    2,276,850
                                      9,494,040    9,429,355
  Less accumulated depreciation     (1,434,099)   (1,195,060)
                                    $ 8,059,941    8,234,295


4.  Investment in Joint Venture

  On September 28, 1988, the Partnership entered into the Combined Capital Resources Joint Venture (the joint venture) with USAA Real Estate Company (REALCO), an affiliate of the General Partner, for the ownership and operation of income-producing properties and participating first mortgage loans. The joint venture is structured in a manner which grants joint control of the joint venture to both partners, but which gives REALCO the responsibility of conducting the ordinary and usual day-to-day management of the joint venture property.

  The initial joint venture investment was a participating first mortgage on the Sequoia Plaza - Building I in an amount of $30,927,000 which was originally extended by REALCO on May 23, 1988. On June 30, 1989, the Partnership invested $2,250,000 in this participating first mortgage which was paid directly to REALCO with the understanding that such sum would be the Partnership's capital contribution to the joint venture and would reduce REALCO's contribution. As a result, REALCO's contribution became $28,677,000. REALCO's joint venture interest is 92.725% and the Partnership's joint venture interest is 7.275%.

  On March 27, 1990, REALCO sold its joint venture interest to USAA Real Estate Equities, Inc, a real estate investment trust, which is majority-owned by REALCO. All other terms and conditions contained in the joint venture agreement remain as originally written and amended.

  On August 20, 1991, the Combined Capital Resources Joint Venture acquired the underlying mortgaged property through foreclosure. This transaction converted the joint venture's investment from a mortgage loan to real property. As the fair value of the asset approximated the mortgage loan and other receivables, no loss was recorded on this transaction. This event did not have a material negative impact on the Partnership's cash flow but has reduced the equity in earnings from the joint venture due to depreciation expense on the property.

  The following is the summary financial information for the Combined Capital Resources Joint Venture as of June 30, 1995 and 1994 and for the three years ended June 30, 1995.

                                  ASSETS

                                         1995        1994
Cash                                $   295,132     194,001
Property, net                        28,216,158  28,974,653
Other receivables                        82,861      42,592
Deferred rent and other assets        1,553,308   1,353,549
                                    $30,147,459  30,564,795


                          LIABILITIES AND EQUITY

Accounts payable                    $    41,996      23,418
Equity:
  USAA Real Estate Equities, Inc.    27,915,406  28,319,594
  USAA Real Estate Income
    Investments II                    2,190,057   2,221,783

        Total equity                 30,105,463  30,541,377
                                    $30,147,459  30,564,795

                                OPERATIONS
                          1995          1994        1993
Revenues (a)           $ 4,068,973    3,984,432   3,791,496
Operating expenses       (971,684)     (959,213)   (823,188)
Other expenses           (218,975)     (230,694)   (214,369)
Depreciation             (764,227)     (749,064)   (765,373)
   Net income          $ 2,114,087    2,045,461   1,988,566


Equity in net income:
  USAA Real Estate
   Equities, Inc.      $ 1,960,300    1,896,613   1,843,997
  USAA Real Estate Income
   Investments II          153,787      148,848     144,569
                       $ 2,114,087    2,045,461   1,988,566

Cash distributions:
  USAA Real Estate
   Equities, Inc.      $ 2,364,487    2,063,132   1,993,587
  USAA Real Estate Income
   Investments II         185,513       161,868     156,413
                       $ 2,550,000    2,225,000   2,150,000


(a) For the years ended June 30, 1995, 1994 and 1993, the joint venture recorded $3,560,658 of revenue, from a single tenant which represented 88%, 89% and 94%, respectively, of total revenue.

5.  Minimum Future Rentals

   Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Income is recognized under the operating method, whereby aggregate rentals are reported as income over the life of the lease. The Partnership's rental properties are leased for four to fifteen years under triple-net leases whereby the tenants pay all operating expenses. Approximate minimum future rentals are as follows:


                   1996                $  1,137,000
                   1997                   1,178,000
                   1998                   1,178,000
                   1999                   1,178,000
                   2000                     746,000
                   Thereafter             9,390,000
                                       $ 14,807,000


6.  Transactions with Affiliates

  USAA Investors II, Inc. (the General Partner) may receive, in the aggregate, property acquisition fees and loan origination and commitment fees of up to 5% of the gross offering proceeds; real estate brokerage commissions of up to 2% of the selling prices of properties sold; 10% of all distributions of Net Cash from Operations and an annual mortgage servicing fee of up to 1/4 of 1% of amounts funded by the Partnership in mortgage loans which are serviced by the General Partner.

  The Partnership has funds invested in USAA Mutual Fund, Inc.
  and earns interest thereon at market rates.

  Quorum Real Estate Services Corporation (also known as USAA Realty Company), an affiliate of the General Partner, provides property management and leasing services for the properties and may receive a fee up to 6% of property cash receipts for those services.

  A summary of transactions with affiliates follows for the three years ended June 30, 1995, 1994 and 1993:

         Reimbursement of    Management      Interest
             Expenses (1)       Fees          Income     Total

USAA
Mutual Fund,
Inc.:
1995       $    --               --             (316)     (316)
1994            --               --           (2,298)   (2,298)
1993            --               --          (41,091)  (41,091)

USAA Real
Estate
Company:
1995          89,155             --             --      89,155
1994          71,289             --             --      71,289
1993          80,770             --             --      80,770

Quorum
Real Estate
Services Corp.:
1995           2,823           12,299           --      15,122
1994           3,562           11,380           --      14,942
1993           2,087           10,903           --      12,990


(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


7.  Major Customer Information

   The Partnership owns two single-tenant industrial complexes. The lease agreements between the Partnership and these tenants (a manufacturer of plastic bottles and a manufacturer of business forms) are absolute triple net lease arrangements whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income for 1995, 1994 and 1993 reflects only rental income and excludes all expenses directly related to the operations of the properties as payments for such expenses are made directly by the respective lessees.

   For the year ended June 30, 1995, the Partnership recorded
   $593,829 and $434,864 of rental income from two single tenants which represents 58% and 42%, respectively, of the total rental income.

   For the year ended June 30, 1994, the Partnership recorded
   $593,829 and $425,171 of rental income from two single tenants which represents 58% and 42%, respectively, of total rental income.

   For the year ended June 30, 1993, the Partnership recorded
   $593,829 and $411,552 of rental income from two single tenants which represents 59% and 41%, respectively, of total rental income.


8.  Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.

9.  Commitment

   In 1995 the Partnership completed negotiations with a tenant to expand the facilities under lease and to extend the term of the lease. The original lease expiration has been extended from April 1998 to July 2010. The Partnership has committed to funding approximately $1.7 million to provide approximately 45,200 square feet of additional area. The expansion is expected to be completed in December 1995, utilizing existing working capital to fund the construction.

                       INDEPENDENT AUDITORS' REPORT



THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP:


We have audited the accompanying balance sheets of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1995 and 1994 and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended June 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.



                                   /s/KPMG PEAT MARWICK LLP
                                   KPMG PEAT MARWICK LLP


San Antonio, Texas
August 4, 1995

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not Applicable.

                                 Part III


Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Investors
II, Inc., a Texas corporation.

       As of January 1, 1995, the directors and executive officers of the General Partner were as follows:


                                   POSITION WITH
           NAME                  GENERAL PARTNER


       Edward B. Kelley          Chairman, President,
                                 Chief Executive Officer and
                                 Director

       T. Patrick Duncan         Vice Chairman
                                 Senior Vice President -
                                 Real Estate Operations and
                                 Director

       Randal R. Seewald         Vice President, Secretary,
                                 Legal Counsel and Director

       Martha J. Barrow          Vice President -
                                 Administration and
                                 Finance/Treasurer

       S. Wayne Peacock          Vice President -
                                 Asset Management and Leasing

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Real Estate Investments

       John G. Meadows           Assistant Vice President -
                                 Southeast Real Estate Region

       All of the foregoing directors and executive officers have been elected to serve one-year terms until the annual meeting of the General Partner. All of the foregoing officers have served in the capacities indicated since their election with the exception of T. Patrick Duncan who was named Vice Chairman, Senior Vice President - Real Estate Operations and Director; Randal R. Seewald who was named Vice President, Secretary, Legal Counsel and Director; Martha J. Barrow who was named Vice President - Administration and Finance/Treasurer; and S. Wayne Peacock who was named Vice President - Asset Management and Leasing. These changes in capacity were effective February 18, 1995.

       There are no arrangements or understandings between or among any of said directors or executive officers to be elected or selected as such, nor are there any family relationships among any of the foregoing directors and executive officers. The foregoing directors and executive officers are also officers and/or directors of various affiliated companies of the General Partner.

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 55, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration in Finance in 1964 and was awarded a Master of Business Administration, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; a member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio; member of the Board of Directors of the San Antonio Economic Development Foundation; and a member of Board of Trustees for the United Way of San Antonio and Bexar County.

       T. Patrick Duncan, 45, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Boards of Accounting, the Texas and Arizona State Societies of Certified Public Accountants, the American Institute of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, the National Association of Real Estate Investment Managers and the Pension Real Estate Association. Mr. Duncan serves as Vice Chairman of the Board of Directors of the Daughters of Charity.

       Randal R. Seewald, 42, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company, Quorum Real Estate Services Corporation and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association and the San Antonio Bar Association.

       Martha J. Barrow, 47, is Vice President, Administration and Finance and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties

IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June of 1983. Prior to her joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow received her Bachelor of Business Administration in Accounting from Pan American University in 1970 and is nearing completion of requirements for a Master of Business Administration from St. Mary's University. She is active in the promotion of activities with Northside Independent School District.

       S. Wayne Peacock, 36, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January of 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts in Economics.
Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 38, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller and Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and a Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds membership in the National Association of Real Estate Companies. He serves as Chairman of the Board of Communities in Schools-San Antonio, Inc.

       Susan T. Wallace, 41, is Assistant Vice President, Real Estate Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc.,
L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. She also serves as President of the Affordable Housing Investors Council.

       John G. Meadows, 51, joined USAA Real Estate Company in December 1984 as Executive Director of Real Estate Asset Management. Currently he serves as Assistant Vice President of Quorum Real Estate Services Corporation and Manager of Southeast Region Property Management and Leasing, Assistant Vice President of USAA Real Estate Company, USAA Real Estate Development Company, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Prior to joining USAA, Mr. Meadows was Assistant Vice President and Trust Officer of M Realty, the commercial real estate division of M Bank (formerly known as Mercantile National Bank) Dallas, Texas. His responsibilities included acquisitions, leasing management, and dispositions of two open-ended co-mingled real estate investment funds, and leasing management and disposition of all commercial properties held in trust. He received a Bachelor of Science from Texas A&M in 1970 and a Masters Degree from Texas A&M in 1972 in Agricultural Management. Mr. Meadows holds Real Estate Brokers licenses in Texas and Florida.

Item 11. Executive Compensation

     The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

     The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the captions "Management Compensation" at pages 13-17 and "Income and Losses and Cash Distributions" at pages 54-57 of the Prospectus dated February 11, 1988, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as Exhibit 99.b. Cash distributions of $100,271 were paid to the General Partner during the year ended June 30, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and
        Management

(a)      Security Ownership of Certain Beneficial Owners

               Name and
              Address of              Amount and
 Title of       Beneficial      Nature of Beneficial  Percent of
   Class        Owner             Ownership (1)          Class

Units of      USAA Investors II,      6,644 Units of      24%
Limited       Inc. (General           Limited Partnership
Partnership   Partner) (2)            Interests
Interests     8000 Robert F. McDermott
              Fwy., IH 10 West,
              Suite 600,
              San Antonio, Texas

         (1)  The Amended and Restated Agreement of Limited
              Partnership provides that the General Partner will vote such Interests in the same proportions as all other
              Limited Partners in the event a vote of Limited
              Partners is taken.

         (2) USAA Investors II, Inc. is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association (USAA).

(b)      Security Ownership of Management

         None of the officers and directors of the General Partner of the Partnership beneficially own equity securities of the registrant or any of its parents.

         No arrangements are known to the Partnership which may result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

         The Partnership is permitted to engage in various transactions involving the General Partner or its affiliates.

         The General Partner can receive, in the aggregate, property acquisition fees of up to 5% of the gross offering proceeds; real estate brokerage commissions of up to 2% of the selling prices of properties sold; 10% of all distributions of Net Cash from Operations as its management fee and an annual mortgage servicing fee of up to 1/4 of 1% of amounts funded by the Partnership in mortgage loans which are serviced by the General Partner.

         An affiliate of the General Partner, USAA Investment Management Company, received selling commissions equal to 2% of the gross offering proceeds for organizational and offering expenses. A portion of the Partnership's working capital reserve and other available funds are invested in USAA Mutual Fund, Inc.

         An affiliate of the General Partner, Quorum Real Estate
Services Corporation (also known as USAA Realty Company), provides property management and leasing services for the properties and may receive a fee up to 6% of property cash receipts for those services.

         A summary of transactions with affiliates follows for the years ended June 30, 1995, 1994 and 1993:

         Reimbursement of    Management      Interest
             Expenses (1)       Fees          Income     Total

USAA
Mutual Fund,
Inc.:
1995       $    --               --             (316)     (316)
1994            --               --           (2,298)   (2,298)
1993            --               --          (41,091)  (41,091)

USAA Real
Estate
Company:
1995          89,155             --             --      89,155
1994          71,289             --             --      71,289
1993          80,770             --             --      80,770

Quorum
Real Estate
Services Corp.:
1995           2,823           12,299           --      15,122
1994           3,562           11,380           --      14,942
1993           2,087           10,903           --      12,990

(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
Form   8-K

       The following documents are filed as part of this report:


(a)      1. Financial Statements

         The following financial statements, notes to financial statements and independent auditors' report are included in Part
II Item 8:


          Balance Sheets as of June 30, 1995
           and 1994

          Statements of Income for the years
           ended June 30, 1995, 1994 and 1993

          Statements of Partners' Equity for the
           years ended June 30, 1995, 1994 and 1993

          Statements of Cash Flows for the years
           ended June 30, 1995, 1994 and 1993

          Notes to Financial Statements

          Independent Auditors' Report

         2. Financial Statement Schedule

          Real Estate and Accumulated Depreciation as of June 30, 1995 (Schedule III)

          Independent Auditors' Report


         All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable or the information required thereby is set forth in the financial statements or the notes thereto.

Item 14.(a)   3.  Exhibits



 Exhibit
   No.                  Description

  3(a)      Amended and Restated Agreement of
            Limited Partnership dated as of
            February 11, 1988, incorporated as
            Exhibit A to the Partnership's Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) Registration No. 33-16479, and incorporated herein by this reference.

   27       Financial Data Schedule

  99(a) "Glossary" pages 103-106 contained in the Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) Registration
            No. 33-16479.

  99(b)     "Management Compensation" at pages 13-17 and
            "Income and Losses and Cash Distributions" at pages 54-57 of the Prospectus dated
            February 11, 1988, filed pursuant to Rule
            424(b) Registration No. 33-16479.


Item 14.(b) Reports filed on Form 8-K


            During the quarter ended June 30, 1995, there were no Current Reports on Form 8-K filed.

SCHEDULE III       USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
                           Real Estate and Accumulated Depreciation
                                      June 30, 1995

                                                                                      Cost Capitalized
                                                              Initial Cost to         Subsequent to
                                                              Partnership             Acquisition
                                                                Buildings
                         Year of         Date                      and       Improve-  Carrying
     Description       Construction    Acquired        Land    Improvements   ments     Costs
Continental Plastic    1963 & 1969  April 21, 1989
Containers Building;
Manufacturing and
Distribution facility;
Elk Grove Village,
Illinois                                           $1,800,000    3,270,910    123,550     --

Bowater Communication      1989     July 24, 1989
Papers Building;
Industrial Warehouse;
Lakeland, Florida                                     480,000    3,775,200     44,380     --
                                                   $2,280,000    7,046,110    167,930     --


                                    Gross Amount at Which
                                    Carried at Close of
                                        Period
                                                      Total
                                      Buildings     Investment Accumulated
                                         and        Properties Depreciation
     Description           Land      Improvements   (2)(4)(5)     (1)(3)
Continental Plastic
Containers Building;
Manufacturing and
Distribution facility;
Elk Grove Village,
Illinois                 1,800,000      3,394,460   5,194,460      681,701

Bowater Communication
Papers Building;
Industrial Warehouse;
Lakeland, Florida          476,850      3,822,730   4,299,580      752,398
                         2,276,850      7,217,190   9,494,040    1,434,099


SCHEDULE III (continued)

NOTES:
(1) Depreciation is based on a 30-year life, straight-line method for buildings and 5-year life,straight-line method for personal property.  Tenant improvements are amortized over the life of the related lease using the straight-line method.
(2) Reconciliation of real estate:
    Balance at June 30, 1992                                  $  9,390,498
     Additions during period-improvements                               --
    Balance at June 30, 1993                                     9,390,498
     Additions during period-improvements                           42,007
     Deductions during period (5)                                   (3,150)
    Balance at June 30, 1994                                     9,429,355
     Additions during period-improvements                           64,685
    Balance at June 30, 1995                                  $  9,494,040


(3) Reconciliation of accumulated depreciation:
    Balance at June 30, 1992                                  $    719,039
     Additions during period-depreciation                          237,406
    Balance at June 30, 1993                                       956,445
     Additions during period-depreciation                          238,615
    Balance at June 30, 1994                                     1,195,060
     Additions during period-depreciation                          239,039
    Balance at June 30, 1995                                  $  1,434,099

(4) The aggregate cost of real estate owned by the Partnership at June 30, 1995 for Federal
    Income Tax Purposes is $9,495,922.
(5) During fiscal 1994, a portion of land at Bowater was deeded to the City of Lakeland as part of the wastewater project in which the property was connected to the city sewer system.

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Partners
USAA Real Estate Income Investments II Limited Partnership:

Under date of August 4, 1995 we reported on the balance sheets of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended June 30, 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                         /s/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP


San Antonio, Texas
August 4, 1995

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

       USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP

                                  By:  USAA INVESTORS II, INC.,
                                       General Partner


September 25, 1995                By:  /s/Edward B. Kelley
                                       Edward B. Kelley
                                       Chairman, President,
                                       Chief Operating Officer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                    September 25, 1995
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner



/s/T. Patrick Duncan                   September 25, 1995
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner



/s/Randal R. Seewald                   September 25, 1995
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel