Form 10-Q
period 1995-09-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1995-11-09
CIK 820094

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
                                    or
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
Condensed Balance Sheets

                                                    September 30,
                                                        1995           June 30,
                                                     (Unaudited)         1995
Assets
Rental properties, net                             $   8,122,598       8,059,941
Investment in joint venture                            2,172,212       2,190,057
Temporary investments, at cost
   which approximates market value -
      Money market fund                                1,942,195       1,958,789
Cash                                                      18,991          48,582
   Cash and cash equivalents                           1,961,186       2,007,371

Accounts receivable                                           --           6,000
Deferred charges and other assets                        218,700         231,117

                                                   $  12,474,696      12,494,486


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $5,422 and $7,290              $      15,983           9,904
Accrued expenses and other liabilities                   120,153         164,480
         Total liabilities                               136,136         174,384

Partners' equity
   General Partner:
      Capital contribution                                 1,000           1,000
      Cumulative net income                              605,744         582,789
      Cumulative distributions                          (647,614)       (626,505)
                                                         (40,870)        (42,716)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                        12,756,270      12,756,270
      Cumulative net income                            5,451,688       5,245,089
      Cumulative distributions                        (5,828,528)     (5,638,541)
                                                      12,379,430      12,362,818
         Total Partners' equity                       12,338,560      12,320,102

Commitment (note 3)
                                                   $  12,474,696      12,494,486


See accompanying notes to condensed financial statements.

                               2

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
Three months ended September 30, 1995 and 1994
(Unaudited)


                                                        1995             1994
Income
Rental income                                      $     260,375         257,042
Equity in earnings of joint venture                       40,355          39,425
Less direct expenses, including depreciation
  of $59,760 and $59,759                                 (63,689)        (62,734)
    Net operating income                                 237,041         233,733
Interest income (note 1)                                  27,869          20,261
    Total income                                         264,910         253,994

Expenses
General and administrative (note 1)                       35,356          37,121
Net income                                         $     229,554         216,873

Net income per limited partnership interest        $        7.61            7.19


See accompanying notes to condensed financial statements.

                                  3

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Three months ended September 30, 1995 and 1994
(Unaudited)


                                                        1995             1994
Cash flows from operating activities:
   Net income                                      $     229,554         216,873
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     59,760          59,759
         Amortization                                        632             632
         Earnings from joint venture                     (40,355)        (39,425)
         Distributions from joint venture                 58,200          50,925
         Decrease in accounts receivable                   6,000           7,900
         Decrease in deferred charges and
            other assets                                  11,785          13,304
         Increase (decrease) in accounts payable and
            other liabilities                            (38,248)         64,230

            Cash provided by operating activities        287,328         374,198

Cash flows used in investing activities -
   Additions to rental properties                       (122,417)            --

Cash flows used in financing activities -
   Payment of distributions                             (211,096)       (263,871)

Net increase (decrease) in cash and cash equivalents     (46,185)        110,327

Cash and cash equivalents at beginning of period       2,007,371       1,824,154

Cash and cash equivalents at end of period         $   1,961,186       1,934,481


See accompanying notes to condensed financial statements.

                                  4

Notes to Condensed Financial Statements
September 30, 1995
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the three months ended September 30, 1995:

                                             Quorum
                                USAA       Real Estate
                             Real Estate    Services
                               Company     Corporation

           Reimbursement
             of expenses (a)$    15,056           622
           Management fees           --         2,435
               Total        $    15,056         3,057

  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.  Other

  Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended June 30, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of this fiscal year or any other future period.

  The financial information included in this interim report as of September 30, 1995 and for the three months ended September 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

3.  Commitment

  In 1995, the Partnership completed negotiations with a tenant to expand the facilities under lease and to extend the term of the lease. The original lease has been extended from April 1998 to July 2010. The Partnership has committed to funding approximately $1.7 million to provide approximately 45,200 square feet of additional area. The expansion is expected to be completed in January 1996, utilizing existing working capital to fund the construction.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash of $18,991 and temporary investments of $1,942,195. Included in the Partnership's cash and cash equivalents was the working capital reserve.
Deferred charges and other assets included an acquisition fee paid to USAA Investors II, Inc. on the joint venture interest, deferred rent resulting from recognition of income as required by generally accepted accounting principles and prepaid insurance. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit, prepaid rent and accrued property taxes.

During the quarter ended September 30, 1995, the Partnership distributed $189,987 to Limited Partners and $21,109 to the General Partner for a total of $211,096.

In March 1995, the Partnership completed negotiations with Continental Plastic Containers, Inc. to expand the facilities under lease and to extend the term of the lease at the Continental Plastic Buildings. The original lease expiration has been extended from April 1998 to July 2010. The Partnership has committed to funding approximately $1.7 million to provide approximately 45,200 square feet of additional area. Approximately $200,000 has been spent through September 30, 1995. This expansion is expected to be completed in January 1996, utilizing existing working capital to fund the construction.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, temporary investment of funds, and the possible participation in the profits from the sale of the underlying assets of the joint venture.

Results of Operations

For the three months ended September 30, 1995 and 1994, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at September 30, 1995 increased from June 30, 1995 due to building addition costs at Continental Plastic offset by depreciation. The investment in the joint venture decreased by the amount of distributions received from the joint venture offset by increases as a result of equity in earnings of the joint venture which was derived from the net income of the Sequoia Plaza - Building I property. Accounts receivable decreased due to payment of reimbursable expenses by a tenant. Accrued expenses and other liabilities at September 30, 1995 decreased from June 30, 1995 primarily due to a decrease in prepaid rent.

Rental income for the three months ended September 30, 1995 was higher than the three months ended September 30, 1994 as a result of a rent increase based on the Consumer Price Index (CPI) at Bowater.

A higher cash balance and an increase in interest rates resulted in an increase in interest income for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

General and administrative expenses for the three months ended
September 30, 1995 decreased as compared to the three months ended September 30, 1994 due to a decrease in state filing fees.

                             PART II


Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                Sequentially
 Exhibit                                          Numbered
   No.                  Description                 Page

    4    Amended and Restated Agreement of
         Limited Partnership dated as of February
         11, 1988, attached as Exhibit A to
         the Partnership's Prospectus dated
         February 11, 1988, filed pursuant to
         Rule 424(b), Registration No. 33-16479
         and incorporated herein by this reference.
                                                     --

   27    Financial Data Schedule                     10


(b) During the quarter ended September 30, 1995, there were no Current Reports on Form 8-K filed.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


November 9, 1995     BY:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



November 9, 1995     BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration and
                          Finance/Treasurer