Form 10-Q
period 1995-12-31
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1996-02-12
CIK 820094

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995
                                or
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
Condensed Balance Sheets

                                                     December 31,
                                                         1995          June 30,
                                                     (Unaudited)         1995
Assets
Rental properties, net                             $   8,721,414       8,059,941
Investment in joint venture                            2,164,192       2,190,057
Temporary investments, at cost
   which approximates market value -
      Money market fund                                1,347,103       1,958,789
Cash                                                      29,307          48,582
   Cash and cash equivalents                           1,376,410       2,007,371

Accounts receivable                                           --           6,000
Deferred charges and other assets                        206,507         231,117

                                                   $  12,468,523      12,494,486


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $5,165 and $7,290              $      12,628           9,904
Accrued expenses and other liabilities                    94,014         164,480
         Total liabilities                               106,642         174,384

Partners' equity
   General Partner:
      Capital contribution                                 1,000           1,000
      Cumulative net income                              629,186         582,789
      Cumulative distributions                          (668,724)       (626,505)
                                                         (38,538)        (42,716)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                        12,756,270      12,756,270
      Cumulative net income                            5,662,664       5,245,089
      Cumulative distributions                        (6,018,515)     (5,638,541)
                                                      12,400,419      12,362,818
         Total Partners' equity                       12,361,881      12,320,102

Commitment (note 3)
                                                   $  12,468,523      12,494,486


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)

                                                     Three Months    Three Months
                                                        Ended           Ended
                                                     December 31,    December 31,
                                                         1995            1994
Income
Rental income                                      $     259,451         256,159
Equity in earnings of joint venture                       35,631          37,993
Less direct expenses, including depreciation
  of $59,760 and $59,760                                 (56,301)        (61,014)
    Net operating income                                 238,781         233,138
Interest income                                           23,372          23,723
    Total income                                         262,153         256,861

Expenses
General and administrative (note 1)                       27,735          54,849
Net income                                         $     234,418         202,012

Net income per limited partnership interest        $        7.77            6.70




                                                      Six Months      Six Months
                                                        Ended           Ended
                                                     December 31,    December 31,
                                                         1995            1994
Income
Rental income                                      $     519,826         513,201
Equity in earnings of joint venture                       75,985          77,418
Less direct expenses, including depreciation
  of $119,519 and $119,519                              (119,990)       (123,747)
    Net operating income                                 475,821         466,872
Interest income                                           51,241          43,984
    Total income                                         527,062         510,856

Expenses
General and administrative (note 1)                       63,090          91,970
Net income                                         $     463,972         418,886

Net income per limited partnership interest        $       15.39           13.89


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Six months ended December 31, 1995 and 1994
(Unaudited)


                                                         1995            1994
Cash flows from operating activities:
   Net income                                      $     463,972         418,886
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                    119,519         119,519
         Amortization                                      1,264           1,264
         Earnings from joint venture                     (75,985)        (77,418)
         Distributions from joint venture                101,850         105,488
         Decrease in accounts receivable                   6,000          15,000
         Decrease in deferred charges and
            other assets                                  23,346          24,698
         Decrease in accounts payable and
            other liabilities                            (67,742)        (53,499)

            Cash provided by operating activities        572,224         553,938

Cash flows used in investing activities -
   Additions to rental properties                       (780,992)         (1,881)

Cash flows used in financing activities -
   Payment of distributions                             (422,193)       (527,741)

Net increase (decrease) in cash and cash equivalents    (630,961)         24,316

Cash and cash equivalents at beginning of period       2,007,371       1,824,154

Cash and cash equivalents at end of period         $   1,376,410       1,848,470


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
December 31, 1995
(Unaudited)


1.     Transactions with Affiliates

  A summary of transactions with affiliates follows for the six months ended December 31, 1995:

                                   Quorum
                      USAA       Real Estate
                   Real Estate    Services
                     Company     Corporation

Reimbursement
  of expenses (a)$     32,218         1,451
Management fees            --         4,943
    Total        $     32,218         6,394


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


2.  Other

  Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended June 30, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of this fiscal year or any other future period.

  The financial information included in this interim report as of December 31, 1995 and for the three-month and six-month periods ended December 31, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.


3.  Commitment

  In 1995, the Partnership completed negotiations with a tenant to expand the facilities under lease and to extend the term of the lease. The original lease has been extended from April 1998 to 2010. The Partnership has committed to fund approximately $1.7 million to provide approximately 45,200 square feet of additional leasable area. Since the lease renewal in March, approximately $845,000 in construction costs have been spent. The expansion is currently expected to be completed in February 1996. The Partnership will utilize existing working capital to fund the construction.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash of $29,307 and temporary investments of $1,347,103. Included in the Partnership's cash and cash equivalents was the working capital reserve.
Deferred charges and other assets included an acquisition fee paid in 1988 to USAA Investors II, Inc., the general partner, in connection with the acquisition of the joint venture interest. Deferred charges also include deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit and prepaid rent.

During the quarter ended December 31, 1995, the Partnership distributed $189,987 to Limited Partners and $21,110 to the General Partner for a total of $211,097.

In March 1995, the Partnership completed negotiations with Continental Plastic Containers, Inc. to expand the facilities under lease and to extend the term of the lease at the Continental Plastic Buildings. The original lease expiration has been extended from April 1998 to 2010. The Partnership has committed to fund approximately $1.7 million to provide approximately 45,200 square feet of additional leasable area. Since the lease renewal in March, approximately $845,000 in construction costs have been spent. The expansion is currently expected to be completed in February 1996. The Partnership will utilize existing working capital to fund the construction.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, temporary investment of funds, and the possible participation in the profits from the sale of the underlying assets of the joint venture.


Results of Operations

For the six months ended December 31, 1995 and 1994, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at December 31, 1995 increased from June 30, 1995 due to building addition costs at the Continental Plastic Containers Building offset by depreciation. The investment in the joint venture decreased by the amount of distributions received from the joint venture offset by increases as a result of equity in earnings of the joint venture which was derived from the net income of the Sequoia Plaza I property. Accounts receivable decreased due to payment of reimbursable expenses by a tenant. Accrued expenses and other liabilities at December 31, 1995 decreased from June 30, 1995 primarily due to a decrease in prepaid rent and a decrease in accrued property taxes after payment of taxes.

Rental income for the periods ended December 31, 1995 was higher than the periods ended December 31, 1994 as a result of a rent increase based on the Consumer Price Index (CPI) at Bowater. Direct expenses decreased for the periods ended December 31, 1995 as compared to the periods ended December 31, 1994 due to an increase in reimbursements from tenants.

A higher cash balance and an increase in interest rates resulted in an increase in interest income for the six months ended December
31, 1995 as compared to the six months ended December 31, 1994.

General and administrative expenses for the periods ended December 31, 1995 decreased as compared to the periods ended December 31, 1994 due to a decrease in state filing fees, printing and data processing charges.

                             PART II


Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                   Sequentially
 Exhibit                                            Numbered
   No.                  Description                 Page

   4     Amended and Restated Agreement of
         Limited Partnership dated as of February
         11, 1988, attached as Exhibit A to
         the Partnership's Prospectus dated
         February 11, 1988, filed pursuant to
         Rule 424(b), Registration No. 33-16479
         and incorporated herein by this reference.  --

  27     Financial Data Schedules                    10-11


(b) During the quarter ended December 31, 1995, there were no Current Reports on Form 8-K filed.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


February 12, 1996     BY: /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



February 12, 1996     BY: /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration and
                          Finance/Treasurer