Form 10-Q
period 1996-03-31
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1996-05-10
CIK 820094

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                                or
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

                                             [X]  Yes   [ ]  No
                              1

                              PART I

                  Item 1.  Financial Statements

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Balance Sheets


                                                        March 31,
                                                           1996          June 30,
                                                       (Unaudited)         1995
Assets
Rental properties, net                               $   9,448,425       8,059,941
Investment in joint venture                              2,153,950       2,190,057
Temporary investments, at cost
   which approximates market value -
      Money market fund                                    808,638       1,958,789
Cash                                                        96,347          48,582
   Cash and cash equivalents                               904,985       2,007,371

Accounts receivable                                            255           6,000
Deferred charges and other assets                          206,515         231,117

                                                     $  12,714,130      12,494,486


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $89,809 and $7,290               $     169,181           9,904
Accrued expenses and other liabilities                     165,336         164,480
         Total liabilities                                 334,517         174,384

Partners' equity
   General Partner:
      Capital contribution                                   1,000           1,000
      Cumulative net income                                652,069         582,789
      Cumulative distributions                            (689,834)       (626,505)
                                                           (36,765)        (42,716)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                          12,756,270      12,756,270
      Cumulative net income                              5,868,610       5,245,089
      Cumulative distributions                          (6,208,502)     (5,638,541)
                                                        12,416,378      12,362,818
         Total Partners' equity                         12,379,613      12,320,102
                                                     $  12,714,130      12,494,486

See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)

                                                       Three Months    Three Months
                                                          Ended           Ended
                                                        March 31,       March 31,
                                                           1996            1995
Income
Rental income                                        $     282,024         257,891
Equity in earnings of joint venture                         33,407          38,584
Less direct expenses, including depreciation
  of $65,386 and $59,760                                   (66,846)        (66,361)
    Net operating income                                   248,585         230,114
Interest income                                             14,026          26,772
    Total income                                           262,611         256,886

Expenses
General and administrative (note 1)                         33,783          46,101
Net income                                           $     228,828         210,785

Net income per limited partnership interest          $        7.59            6.99




                                                       Nine Months     Nine Months
                                                          Ended           Ended
                                                        March 31,       March 31,
                                                           1996            1995
Income
Rental income                                        $     801,850         771,093
Equity in earnings of joint venture                        109,392         116,002
Less direct expenses, including depreciation
  of $184,906 and $179,279                                (186,836)       (190,109)
    Net operating income                                   724,406         696,986
Interest income                                             65,268          70,756
    Total income                                           789,674         767,742

Expenses
General and administrative (note 1)                         96,873         138,071
Net income                                           $     692,801         629,671

Net income per limited partnership interest          $       22.97           20.88


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Nine months ended March 31, 1996 and 1995
(Unaudited)



                                                           1996            1995
Cash flows from operating activities:
   Net income                                        $     692,801         629,671
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                      184,906         179,279
         Amortization                                        1,896           1,896
         Earnings from joint venture                      (109,392)       (116,002)
         Distributions from joint venture                  145,499         141,863
         Decrease in accounts receivable                     5,745          15,000
         Decrease in deferred charges and
            other assets                                    22,706          37,855
         Increase in accounts payable and
            other liabilities                              160,133          17,249

            Cash provided by operating activities        1,104,294         906,811

Cash flows used in investing activities -
   Additions to rental properties                       (1,573,390)         (7,370)

Cash flows used in financing activities -
   Payment of distributions                               (633,290)       (791,612)

Net increase (decrease) in cash and cash equivalents    (1,102,386)        107,829

Cash and cash equivalents at beginning of period         2,007,371       1,824,154

Cash and cash equivalents at end of period           $     904,985       1,931,983


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1996
(Unaudited)


1.     Transactions with Affiliates

  A summary of transactions with affiliates follows for the nine months ended March 31, 1996:

                                     Quorum
                        USAA       Real Estate
                    Real Estate     Services
                      Company      Corporation

Reimbursement
  of expenses (a) $      52,032         2,288
Management fees              --         8,950
    Total         $      52,032        11,238


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

  The financial information included in this interim report as of March 31, 1996 and for the three-month and nine-month periods ended March 31, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash of $96,347 and temporary investments of $808,638. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Deferred charges and other assets included an acquisition fee paid in 1988 to USAA Investors II, Inc., the General Partner, in connection with the acquisition of the interest in the joint venture which holds Sequoia Plaza - Building I. Deferred charges also included deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit and prepaid rent.

During the quarter ended March 31, 1996, the Partnership distributed $189,987 to Limited Partners and $21,110 to the General Partner for a total of $211,097.

In March 1995, the Partnership completed negotiations with Continental Plastic Containers, Inc. to expand the facilities under lease and to extend the term of the triple-net lease at the Continental Plastic Buildings. The original lease expiration was extended from April 1998 to 2010. The Partnership committed to fund approximately $1.7 million to provide approximately 45,200 square feet of additional leasable area. The expansion was completed and the tenant occupied the building addition in March 1996. The Partnership utilized existing working capital to fund the construction.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, interest on temporary investments, and the possible participation in the profits from the sale of the underlying assets of the joint venture.


Results of Operations

For the nine months ended March 31, 1996 and 1995, income was generated from rental income from the income-producing
properties, earnings from the joint venture investment and
interest income earned on the funds invested in temporary
investments.
                            6

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at March 31, 1996 increased from June 30, 1995 due to building addition costs at the Continental Plastic
Containers Building offset by depreciation. Accounts receivable decreased due to payment of reimbursable expenses by a tenant.

Rental income for the three-month and nine-month periods ended March 31, 1996 was higher than the same periods ended March 31, 1995 primarily as a result of Continental Plastic Containers occupying the completed building addition and paying the increased rental rate. Depreciation increased for the three-month and nine-month periods ended March 31, 1996 as a result of one month of depreciation on the building addition at Continental Plastic. Other direct expenses decreased for the three-month and nine-month periods ended March 31, 1996 due to a decrease in repair and maintenance expenses at the Bowater property related to connection of the property to the city sewer system.

Interest income decreased as a result of lower cash balances for the three-month and nine-month periods ended March 31, 1996 as compared to the same periods ended March 31, 1995.

General and administrative expenses for the three-month and nine-month periods ended March 31, 1996 decreased primarily due to a decrease in state filing fees.

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


(b) During the quarter ended March 31, 1996, there were no Current Reports on Form 8-K filed.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


May 9, 1996           BY: /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



May 9, 1996           BY: /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration and
                          Finance/Treasurer