Form 10-K405
period 1996-06-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1996-09-24
CIK 820094

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     June 30, 1996
                                or
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

              UNITS OF LIMITED PARTNERSHIP INTEREST
                         (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                             Yes  X   No

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

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Prospectus of the registrant dated February 11, 1988, as supplemented Registration No. 33-16479, filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933, are incorporated by reference in Parts I and III.

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

Item 10.  Directors and Executive Officers of the
          General Partner of Registrant

Item 11.  Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

Signatures

Index to Exhibits

                           PART I

Item 1.  Business

         USAA Real Estate Income Investments II Limited Partnership, (the Partnership) is a limited partnership formed in August 1987 under the Texas Revised Limited Partnership Act. The Partnership has three principal business objectives: (i) preserve and protect the Partnership's capital; (ii) provide the Limited Partners with quarterly distributions of Net Cash from Operations; and (iii) obtain long-term appreciation in the value of the Properties. The Partnership was formed to invest in a diversified portfolio of income-producing multi-family residential and commercial properties and/or make one or more participating first mortgage loans.
Pursuant to the agreement of the Partnership, to the extent possible all acquisitions of real property are made for cash and all participating first mortgage loans earn fixed interest and contain participation rights in the underlying property's cash flow and net proceeds of sale or refinancing and other items, or both.

         Certain capitalized terms not otherwise defined herein shall have the meanings set forth in the Glossary contained in the Partnership's Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) or (c) attached hereto as Exhibit 99.a and incorporated herein by reference.

         The Partnership sold $13,570,500 of Limited Partnership Interests (27,141 Interests at $500 per Interest) from the commencement of the offering of its Interests February 11, 1988 through the termination of the offering, January 30, 1989.

         Proceeds available to the Partnership for investment were used to acquire the Continental Plastic Containers Buildings on April 21, 1989. The Partnership also invested in the Combined Capital Resources Joint Venture ("the joint venture"), the owner of a participating first mortgage loan secured by Sequoia Plaza I.
The joint venture's investment in the mortgage loan was converted to ownership of the underlying property in August 1991 through foreclosure on the mortgage loan. The Partnership purchased its final property, Bowater Communication Papers Building on July 24, 1989.

         Competitive conditions for the Partnership's properties and the property owned by the joint venture for the fiscal year ended
June 30, 1996 were as follows:

         The Partnership owns two single-tenant industrial complexes. The lease agreements between the Partnership and these tenants (a manufacturer in the packaging industry and a manufacturer of business forms) are absolute triple net lease arrangements whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property.

         The Continental Plastic Containers Buildings ("Continental Buildings") are a manufacturing and distribution facility made up of two industrial bulk warehouse buildings. One of the primary strengths of this property is its location in Elk Grove Village, Illinois which is within one-half mile of O'Hare International Airport, accessible to interstate highways and 15 miles from the Chicago, Illinois city limits. These buildings are 100% leased under a triple net lease to Continental Plastic Containers, Inc., a wholly-owned subsidiary of Plastic Containers, Inc. which manufactures materials and containers used in the packaging industry. The tenant provided approximately $677,739 of annual rental income to the Partnership for the fiscal year ended 1996, and $593,829 for each of the fiscal years 1995 and 1994 which represented approximately 60% of total Partnership rental income for 1996 and 58% for 1995 and 1994.

         In March 1995, the Partnership completed negotiations with Continental Plastic Containers, Inc. to expand the facilities under lease and to extend the term of the triple net lease at the Continental Buildings. The original lease expiration was extended from April 1998 to February 2011. The Partnership funded approximately $1.7 million to provide 45,200 square feet of additional leasable area. The building expansion was completed and the tenant occupied the building in March 1996. The Partnership utilized existing working capital and cash available due to decreased distributions to Partners to fund the construction. Distributions were reduced to $7.00 per interest for the quarter ended March 31, 1995, in order to avoid borrowing to fund the construction of the addition and maintain working capital at an adequate level for operations.

         The Continental Buildings are located in the Northwest Cook County submarket of the Chicago Metropolitan Area market. The available space as of June 1996 was approximately 7.3 million square feet which was down as compared to approximately 9 million square feet as of June 1995.

         Bowater Communication Papers Building ("Bowater") is a 111,720 square foot industrial warehouse building in Lakeland, Florida and is 100% leased under a triple net lease to Bowater Communication Papers, Inc. which expires in 1999. Bowater Communication Papers, Inc. is a manufacturer of continuous business forms, including computer stock and word processing forms. Under terms of the lease with Bowater Communication Papers, the lease rate on the Partnership property will increase each year by the rate of the Consumer Price Index, up to a maximum of 5.5% per year, through the lease expiration in 1999. The annual rate of $3.91 per square foot was increased to $4.02 per square foot in July 1996. The tenant provided approximately $447,304 of annual rental income to the Partnership for the fiscal year ended 1996, $434,864 in 1995 and $425,171 in 1994 which represented approximately 40% of total Partnership rental income for fiscal 1996 and 42% for 1995 and 1994.

         During the year, Bowater Communication Papers, Inc. changed its name to Star Forms Incorporated. Leasing efforts will begin to pursue renewal of this lease.

         Bowater is located within the West Quadrant of the Lakeland market. Total inventory of industrial/warehouse space in the Lakeland market totaled approximately 19.6 million square feet with approximately 1.4 million square feet available. This resulted in an occupancy rate in the Lakeland market of approximately 93% as of June 1996 compared to approximately 94% as of June 1995.

            Sequoia Plaza I (Sequoia), Arlington, Virginia was acquired on August 20, 1991 through foreclosure on the underlying mortgaged property. This transaction converted the asset held by Combined Capital Resources Joint Venture, a joint venture between the Partnership and USAA Real Estate Equities, Inc., from a mortgage loan to real property. The building is a 149,696 square foot office building located near the intersection of Route 50 and Washington Boulevard with access to Washington, D.C. via the Potomac river bridges, the George Washington Memorial Parkway and Interstate Highways 95 and 66. In addition, the building is located within nine minutes from Rosslyn, Virginia, three minutes from the Pentagon and eight minutes from the Washington, D.C.
National Airport.  Sequoia, which was 93% leased as of June 30,
1996, is 89% occupied by Logicon, Inc., a publicly-held company which provides electronic systems and high-technology services to government and industry. Logicon, Inc.'s lease expires in April
2008. In July, approximately 8,200 square feet were leased resulting in a 98% occupancy at Sequoia.

         Sequoia is located in the Arlington County submarket of the Northern Virginia office market. Total supply of office space in the Northern Virginia office market as of the first quarter of 1996 was approximately 101 million square feet with approximately 9 million square feet available. This equated to an occupancy rate of approximately 91%.

         Total supply of office space in Arlington County as of the first quarter of 1996 was approximately 26.3 million square feet with approximately 1.3 million square feet available. The occupancy rate was approximately 95%.

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


       Location                 Description of Property

Elk Grove Village, Illinois     Continental Plastic Containers
                                Buildings. Two buildings
                                comprising a manufacturing and
                                distribution facility containing
                                208,290 net rentable square feet
                                situated on approximately 9.37
                                acres.   As of June 30, 1996 the
                                property was 100% leased and
                                annual rent revenue was $3.76
                                per net rentable square foot.
                                The Partnership has 100% fee-
                                simple ownership.

Lakeland, Florida               Bowater Communication Papers
                                Building.  An industrial
                                warehouse building with 111,720
                                net rentable square feet
                                situated on approximately 8.75
                                acres.  As of June 30, 1996 the
                                property was 100% leased and
                                annual rent revenue was $3.91
                                per square foot.  The
                                Partnership has 100% fee-simple
                                ownership.

Arlington, Virginia             Sequoia Plaza - Building I.  A
                                four-story office building
                                containing 149,696 net rentable
                                square feet situated on
                                approximately 3 acres.  As of
                                June 30, 1996 the property was
                                93% leased and average annual
                                rent revenue was $23.61 per
                                square foot.  This building is
                                100% owned in fee-simple by
                                Combined Capital Resources Joint
                                Venture, which is 7.275% owned
                                by the Partnership.

See notes 3, 4, 5 and 7 of Notes to Financial Statements in Item 8, for further discussion relating to the properties of the Partnership.

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



                            PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters

         There is no established public market for the Limited Partnership Interests (the "Interests"), and it is not anticipated that a public market will develop. Upon request, Real Estate Investor Services, a department in USAA Real Estate Company, may assist an investor desiring to transfer his Interests. The limited market for the Interests could affect the value of the Interests. The purchase price for the Interests upon resale and any other terms of a resale transaction will be subject to negotiation between the buyer and the seller.

         As of June 30, 1996, there were 1,674 Limited Partners of the Partnership owning an aggregate of 27,141 Interests.

         During the fiscal year ended June 30, 1996, quarterly distributions totaling $759,948 and $84,438 were distributed to the Limited Partners and General Partner, respectively, for a total of $844,386 in cash distributions.

         During the fiscal year ended June 30, 1995, quarterly distributions totaling $902,438 and $100,271 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,002,709 in cash distributions. The return of capital portion of 1995 distributions was $118,037 and $13,115 for the Limited Partners and General Partner, respectively.

         During the fiscal year ended June 30, 1994, quarterly distributions totaling $949,935 and $105,549 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,055,484 in cash distributions. The return of capital portion of 1994 distributions was $186,558 and $20,729 for the Limited Partners and General Partner, respectively.

            Future cash distributions to Limited Partners are currently anticipated.

Item 6.  Selected Financial Data

                           SELECTED FINANCIAL DATA
          FOR THE YEARS ENDED JUNE 30, 1996, 1995, 1994, 1993 AND 1992
                              1996         1995       1994       1993       1992
Rental Income            $  1,125,043    1,028,693  1,019,000  1,005,381    995,020
Equity in Earnings
  of Joint Venture            147,059      153,787    148,848    144,569    118,785
Interest Income                74,952       98,629     56,798     53,642     80,374
Net Income                    946,456      871,557    848,197    836,475    834,025
Net Income per Limited
  Partnership Interest(1)       31.38        28.90      28.13      27.74      27.66
Cash Distributions            844,386    1,002,709  1,055,484  1,055,482  1,055,484
Cash Distributions per
  Limited Partnership
  Interest(2)                   28.00        33.25      35.00      35.00      35.00
Total Assets at Period End 12,708,177   12,494,486 12,577,901 12,778,758 12,986,924


     (1)  Based on limited partnership interests issued at period end.

     (2) Cash distributions were based on the limited partnership interests outstanding at the end of each quarter and the cash distributions allocated to the Limited Partners.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had cash of $30,737 and temporary investments of $804,821. Included in the Partnership's cash and cash equivalents was the working capital reserve. Deferred charges and other assets included an acquisition fee paid to USAA Investors II, Inc. on the joint venture interest and deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent and a security deposit.

Total cash distributions to Partners for the year ended June 30, 1996 decreased as compared to the year ended June 30, 1995. Distributions were reduced to $7.00 per unit as of the quarter ended March 31, 1995. Distributions were decreased in order to avoid borrowing to fund the construction of the addition at the Continental Plastic Buildings and maintain working capital at an adequate level for operations. Management will continue to monitor Partnership cash requirements.

In March 1995, the Partnership completed negotiations with Continental Plastic Containers, Inc. to expand the facilities under lease and to extend the term of the triple net lease at the Continental Plastic Buildings. The original lease expiration was extended from April 1998 to February 2011. The Partnership funded approximately $1.7 million to provide 45,200 square feet of additional leasable area. The building expansion was completed and the tenant occupied the building in March 1996. The Partnership utilized working capital to fund the construction.

The Bowater Building, located in Lakeland, Florida, remained 100% occupied during the fiscal year ended June 30, 1996. The property is leased under a triple net lease to Bowater Communication Papers, Inc. with a lease expiration in July 1999. During the year, Bowater Communication Papers changed its name to Star Forms Incorporated. Leasing efforts will begin to pursue renewal of this lease.

Future liquidity is expected to result from the temporary investment of working capital funds, cash generated from the operations of the properties and ultimately through the liquidation of such properties.

RESULTS OF OPERATIONS

For the three-year period ended June 30, 1996, income was generated from rental income from the income-producing rental properties, interest income earned on the funds in temporary investments and earnings from the joint venture interest.

Expenses incurred during each of the years in the three-year period ended June 30, 1996 were associated with the operations of the Partnership's properties and various other costs required for the administration of the Partnership.

Rental properties at June 30, 1996 increased from June 30, 1995 due to the building addition costs at Continental Plastic offset by depreciation. The investment in the joint venture decreased by the amount of distributions received from the joint venture offset by increases as a result of equity in earnings of the joint venture which were derived from the net income of the Sequoia Plaza I property. The decrease in cash and cash equivalents at June 30, 1996 was attributable to the building addition costs at the Continental Plastic Buildings. Accounts receivable decreased due to payment of reimbursable expenses by a tenant. The increase in accounts payable at June 30, 1996 was due to final invoices for the building expansion at the Continental Plastic Buildings. Accrued expenses and other liabilities at June 30, 1996 increased from June 30, 1995 as a result of an increase in prepaid rent.

Rental income was higher for the year ended June 30, 1996 as compared to the year ended June 30, 1995 primarily as a result of Continental Plastic Containers occupying the building addition and paying the increased rental rate. The increase in rental income for the year ended June 30, 1995 as compared to the year ended June 30, 1994 was attributable to rent increases based on CPI (Consumer Price Index) at Bowater.

Direct expenses were higher for the year ended 1996 as compared to the year ended 1995 as a result of four months of depreciation on the building addition at Continental Plastic.

Lower cash balances caused the decrease in interest income for the year ended 1996 as compared to the year ended 1995. A higher cash balance and an increase in interest rates resulted in an increase in interest income for 1995 as compared to 1994.

General and administrative expenses for 1996 were lower than 1995 due to a decrease in state filing fees. General and administrative expenses for 1995 increased as compared to 1994 due to an increase in state filing fees and higher charges for the preparation of federal and state returns.

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

Item 8.  Financial Statements and Supplementary Data

                          USAA REAL ESTATE INCOME INVESTMENTS II
                                   LIMITED PARTNERSHIP
                                     BALANCE SHEETS
                                 JUNE 30, 1996 AND 1995


                                                        1996          1995
ASSETS
Rental properties, net (note 3)                   $   9,493,829     8,059,941
Investment in joint venture (note 4)                  2,147,966     2,190,057
Temporary investments, at cost
   which approximates market value -
      Money market fund                                 804,821     1,958,789
Cash                                                     30,737        48,582
   Cash and cash equivalents                            835,558     2,007,371
Accounts receivable                                          --         6,000
Deferred charges and other assets                       230,824       231,117

                                                  $  12,708,177    12,494,486


LIABILITIES AND PARTNERS' EQUITY
Accounts payable, including amounts due
   to affiliates of $7,981 and $7,290             $     113,426         9,904
Accrued expenses and other liabilities                  172,579       164,480
         Total liabilities                              286,005       174,384

Partners' equity:
   General Partner:
      Capital contribution                                1,000         1,000
      Cumulative net income                             677,435       582,789
      Cumulative distributions                         (710,943)     (626,505)
                                                        (32,508)      (42,716)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                       12,756,270    12,756,270
      Cumulative net income                           6,096,899     5,245,089
      Cumulative distributions                       (6,398,489)   (5,638,541)
                                                     12,454,680    12,362,818
         Total Partners' equity                      12,422,172    12,320,102

                                                  $  12,708,177    12,494,486



See accompanying notes to financial statements.

                   USAA REAL ESTATE INCOME INVESTMENTS II
                            LIMITED PARTNERSHIP
                           STATEMENTS OF INCOME
             FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                                        1996          1995          1994
INCOME
Rental income (notes 5 and 7)                     $   1,125,043     1,028,693     1,019,000
Equity in earnings of joint venture (note 4)            147,059       153,787       148,848
Less direct expenses, including depreciation
   of $262,935, $239,039 and $238,615                  (268,956)     (245,292)     (247,792)
      Net operating income                            1,003,146       937,188       920,056
Interest income (note 6)                                 74,952        98,629        56,798
      Total income                                    1,078,098     1,035,817       976,854

EXPENSES
General and administrative (note 6)                     131,642       164,260       128,657

Net income                                        $     946,456       871,557       848,197


Net income per limited partnership interest       $       31.38         28.90         28.13



See accompanying notes to financial statements.

            USAA REAL ESTATE INCOME INVESTMENTS II
                     LIMITED PARTNERSHIP
               STATEMENTS OF PARTNERS' EQUITY
      FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                      GENERAL       LIMITED
                                                      PARTNER       PARTNERS       TOTAL

Balances at June 30, 1993                         $      (8,872)   12,667,413    12,658,541

Net income                                               84,820       763,377       848,197
Cash distributions                                     (105,549)     (949,935)   (1,055,484)
Balances at June 30, 1994                               (29,601)   12,480,855    12,451,254

Net income                                               87,156       784,401       871,557
Cash distributions                                     (100,271)     (902,438)   (1,002,709)
Balances at June 30, 1995                               (42,716)   12,362,818    12,320,102

Net income                                               94,646       851,810       946,456
Cash distributions                                      (84,438)     (759,948)     (844,386)
Balances at June 30, 1996                         $     (32,508)   12,454,680    12,422,172


See accompanying notes to financial statements.

          USAA REAL ESTATE INCOME INVESTMENTS II
                   LIMITED PARTNERSHIP
                 STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                        1996          1995          1994
Cash flows from operating activities:
   Net income                                     $     946,456       871,557       848,197
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                   262,935       239,039       238,615
         Amortization                                     2,528         2,528         2,528
         Earnings from joint venture                   (147,059)     (153,787)     (148,848)
         Distributions from joint venture               189,150       185,513       161,868
         Decrease (increase) in accounts receivable       6,000         9,000       (15,000)
         Decrease (increase) in deferred charges and
            other assets                                 (2,235)       49,024        46,896
         Increase in accounts payable, accrued
            expenses and other liabilities              111,621        47,737         6,430

            Cash provided by operating activities     1,369,396     1,250,611     1,140,686

Cash flows used in investing activities -
   Additions to rental properties                    (1,696,823)      (64,685)      (38,857)

Cash flows used in financing activities -
   Distributions to partners                           (844,386)   (1,002,709)   (1,055,484)

Net increase (decrease) in cash and cash equivalents (1,171,813)      183,217        46,345

Cash and cash equivalents at beginning of period      2,007,371     1,824,154     1,777,809

Cash and cash equivalents at end of period        $     835,558     2,007,371     1,824,154



See accompanying notes to financial statements.

              USAA REAL ESTATE INCOME INVESTMENTS II
                       LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1996, 1995 AND 1994


1. Organization and Summary of Significant Accounting Policies

  USAA Real Estate Income Investments II Limited Partnership is engaged solely in the business of real estate investment;
  therefore, presentation of information about industry segments is not applicable.

  The Partnership owns industrial buildings in Lakeland, Florida and Elk Grove Village, Illinois and an equity investment in an office building in Arlington, Virginia.

  The General Partner, USAA Investors II, Inc., is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association (USAA).

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Rental income is recognized under the operating method, whereby aggregate rentals are reported on the straight-line basis over the life of the lease. Rental income recognized was $2,185 more than the amount per lease agreements for the year ended June 30, 1996. Rental income recognized was $48,746 less than the amount per lease agreements for each of the years ended June 30, 1995 and 1994.

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

  Cash distributions per limited partnership interest were $28.00 for the year ended June 30, 1996 and $33.25 for the year ended June 30, 1995 and $35.00 for the year ended June 30, 1994 and were based on the limited partnership interests outstanding at each quarter end and the cash distributions allocated to Limited Partners.

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


3. Rental Properties

  Rental properties at June 30 consisted of the following:

                                         1996         1995

  Buildings and improvements        $ 8,914,013    7,217,190
  Land                                2,276,850    2,276,850
                                     11,190,863    9,494,040
  Less accumulated depreciation     (1,697,034)   (1,434,099)
                                    $ 9,493,829    8,059,941


4. Investment in Joint Venture

  On September 28, 1988, the Partnership entered into the Combined Capital Resources Joint Venture (the joint venture) with USAA Real Estate Company (REALCO), an affiliate of the General Partner, for the ownership and operation of income-producing properties and participating first mortgage loans. The joint venture was structured in a manner which granted joint control of the joint venture to both partners, but which gave REALCO the responsibility of conducting the ordinary and usual day-to-day management of the joint venture property.

  The initial joint venture investment was a participating first mortgage on Sequoia Plaza I in an amount of $30,927,000 which was originally extended by REALCO on May 23, 1988. On June 30, 1989, the Partnership invested $2,250,000 in this participating first mortgage which was paid directly to REALCO with the understanding that such sum would be the Partnership's capital contribution to the joint venture and would reduce REALCO's contribution. As a result, REALCO's contribution became $28,677,000. REALCO's joint venture interest is 92.725% and the Partnership's joint venture interest is 7.275%.

  On March 27, 1990, REALCO sold its joint venture interest to USAA Real Estate Equities, Inc., a real estate investment trust, which is majority-owned by REALCO. All other terms and conditions contained in the joint venture agreement remained as originally written and amended.

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

  The following is the summary financial information for the Combined Capital Resources Joint Venture as of June 30, 1996 and 1995 and for the three years ended June 30, 1996.

ASSETS
                                        1996        1995

Cash                                $   487,379     295,132
Property, net                        27,501,449  28,216,158
Other receivables                       123,058      82,861
Deferred rent and other assets        1,766,585   1,553,308
                                    $29,878,471  30,147,459


LIABILITIES AND EQUITY

Accounts payable                    $    54,276      41,996
Equity:
  USAA Real Estate Equities, Inc.    27,676,229  27,915,406
  USAA Real Estate Income
    Investments II                    2,147,966   2,190,057

        Total equity                 29,824,195  30,105,463
                                    $29,878,471  30,147,459

OPERATIONS
                          1996          1995        1994

Revenues (a)           $ 3,946,260    4,068,973   3,984,432
Operating expenses        (939,074)    (971,684)   (959,213)
Other expenses            (225,152)    (218,975)   (230,694)
Depreciation              (760,608)    (764,227)   (749,064)
   Net income          $ 2,021,426    2,114,087   2,045,461


Equity in net income:
  USAA Real Estate
   Equities, Inc.      $ 1,874,367    1,960,300   1,896,613
  USAA Real Estate Income
   Investments II          147,059      153,787     148,848
                       $ 2,021,426    2,114,087   2,045,461

Cash distributions:
  USAA Real Estate
   Equities, Inc.      $ 2,410,850    2,364,487   2,063,132
  USAA Real Estate Income
   Investments II          189,150      185,513     161,868
                       $ 2,600,000    2,550,000   2,225,000


(a) For the years ended June 30, 1996, 1995 and 1994, the joint venture recorded $3,560,658 of revenue, from a single tenant which represented 90%, 88% and 89%, respectively, of total revenue.

5. Minimum Future Rentals

   Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Income is recognized under the operating method, whereby aggregate rentals are reported as income over the life of the lease. The Partnership's rental properties are leased for three to fifteen years under triple-net leases whereby the tenants pay all operating expenses. Approximate minimum future rentals are as follows:


                   1997                $  1,190,000
                   1998                   1,190,000
                   1999                   1,190,000
                   2000                     747,000
                   2001                     776,000
                   Thereafter             8,800,000
                                       $ 13,893,000


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

  Through January 1995, the Partnership had funds invested in USAA Mutual Fund, Inc. and earned interest thereon at market rates.

  Quorum Real Estate Services Corporation (also known as USAA Realty Company), an affiliate of the General Partner, provides property management and leasing services for the properties and may receive a fee up to 6% of property cash receipts for those services.

  A summary of transactions with affiliates follows for the three years ended June 30, 1996, 1995 and 1994:

                      Reimbursement   Management     Lease      Interest
                     of Expenses (1)     Fees     Commissions    Income       Total
USAA Mutual
Fund, Inc.:
  1996             $             --          --           --           --         --
  1995                           --          --           --         (316)      (316)
  1994                           --          --           --       (2,298)    (2,298)

USAA Real Estate
Company:
  1996                       71,029          --           --           --     71,029
  1995                       89,155          --           --           --     89,155
  1994                       71,289          --           --           --     71,289

Quorum Real Estate
Services Corporation:
  1996                        3,016      12,110       12,444           --     27,570
  1995                        2,823      12,299           --           --     15,122
  1994                        3,562      11,380           --           --     14,942


(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

7.     Major Customer Information

       The Partnership owns two single-tenant industrial complexes. The lease agreements between the Partnership and these tenants (a manufacturer in the packaging industry and a manufacturer of business forms) are absolute triple net lease arrangements whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income for 1996, 1995 and 1994 reflects only rental income and excludes all expenses directly related to the operations of the properties as payments for such expenses are made directly by the respective lessees.

       For the year ended June 30, 1996, the Partnership recorded $677,739 and $447,304 of rental income from two single tenants which represents 60% and 40%, respectively, of total rental income.

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

                   INDEPENDENT AUDITORS' REPORT



THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP:


We have audited the accompanying balance sheets of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                            /s/KPMG PEAT MARWICK LLP
                                            KPMG PEAT MARWICK LLP

San Antonio, Texas
August 1, 1996

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not Applicable.

                             Part III


Item 10. Directors and Executive Officers of the General Partner

       The General Partner of the Partnership is USAA Investors
II, Inc., a Texas corporation.

       As of June 30, 1996, the directors and executive officers of the General Partner were as follows:


                                   POSITION WITH
           NAME                   GENERAL PARTNER


       Edward B. Kelley          Chairman, President,
                                 Chief Executive Officer and
                                 Director

       T. Patrick Duncan         Vice Chairman
                                 Senior Vice President -
                                 Real Estate Operations and
                                 Director

       Randal R. Seewald         Vice President, Secretary,
                                 Legal Counsel and Director

       Martha J. Barrow          Vice President -
                                 Administration and
                                 Finance/Treasurer

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

       John G. Meadows           Assistant Vice President -
                                 Southeast Real Estate Region

       All of the foregoing directors and executive officers have been elected to serve one-year terms until the annual meeting of the General Partner. All of the foregoing officers have served in the capacities indicated since their elections, with the exception of David M. Holmes who was named Assistant Vice President - Capital Investments effective October 31, 1995.

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

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 56, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; a member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio; member of the Board of Directors of the San Antonio Economic Development Foundation; and a member of Board of Trustees for the United Way of San Antonio and Bexar County.

       T. Patrick Duncan, 46, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant in the states of Texas and Arizona and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute and the Pension Real Estate Association. Mr. Duncan serves as Vice Chairman of the Board of Directors of the Daughters of Charity.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company, Quorum Real Estate Services Corporation and USAA Real Estate Equities, Inc. Mr. Seewald serves as Assistant Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association and the San Antonio Bar Association.

       Martha J. Barrow, 48, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA

Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants and the American Institute of Certified Public Accountants. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American University and a Master of Business Administration from St. Mary's University.
She is a member of the National Association of Real Estate Investment Managers and National Council of Real Estate Investment Fiduciaries.

       S. Wayne Peacock, 37, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager ("CCIM"). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 39, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller and Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and a Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds membership in the National Association of Real Estate Companies. He serves as Chairman of the Board of Communities in Schools-San Antonio, Inc.

       Susan T. Wallace, 42, is Assistant Vice President, Acquisitions and Dispositions for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. She also serves as President of the Affordable Housing Investors Council.

       David M. Holmes, 36, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L.
A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. He acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant with Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant in the state of Texas. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and as a member of the Finance Committee of the San Antonio Public Library.

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

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the captions "Management Compensation" at pages 13-17 and "Income and Losses and Cash Distributions" at pages 54-57 of the Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) or (c). Copies of these pages are attached hereto as Exhibit 99.b and incorporated herein by reference. Cash distributions of $84,438 were paid to the General Partner during the year ended June 30, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

(a)      Security Ownership of Certain Beneficial Owners

               Name and
              Address of              Amount and
 Title of       Beneficial      Nature of Beneficial  Percent of
   Class        Owner             Ownership (1)          Class

Units of    USAA Investors II,      6,661 Units of          24%
Limited     Inc. (General           Limited Partnership
Partnership Partner) (2)            Interests
Interests   8000 Robert F. McDermott
            Fwy., IH 10 West,
            Suite 600,
            San Antonio, Texas

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

         An affiliate of the General Partner, USAA Investment Management Company, received selling commissions equal to 2% of the gross offering proceeds for organizational and offering expenses. Through January 1995, the Partnership had funds invested in USAA Mutual Fund, Inc. and earned interest thereon at market rates.

         An affiliate of the General Partner, Quorum Real Estate
Services Corporation (also known as USAA Realty Company), provides property management and leasing services for the properties and may receive a fee up to 6% of property cash receipts for those services.

         A summary of transactions with affiliates follows for the fiscal years ended June 30, 1996, 1995 and 1994:

                      Reimbursement   Management     Lease      Interest
                     of Expenses (1)     Fees     Commissions    Income       Total
USAA Mutual
Fund, Inc.:
  1996             $             --          --           --           --         --
  1995                           --          --           --         (316)      (316)
  1994                           --          --           --       (2,298)    (2,298)

USAA Real Estate
Company:
  1996                       71,029          --           --           --     71,029
  1995                       89,155          --           --           --     89,155
  1994                       71,289          --           --           --     71,289

Quorum Real Estate
Services Corporation:
  1996                        3,016      12,110       12,444           --     27,570
  1995                        2,823      12,299           --           --     15,122
  1994                        3,562      11,380           --           --     14,942


(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

         The following documents are filed as part of this report:


(a)      1. Financial Statements

         The following financial statements, notes to financial statements and independent auditors' report are included in Part
II Item 8:


          Balance Sheets as of June 30, 1996
            and 1995

          Statements of Income for the years
            ended June 30, 1996, 1995 and 1994

          Statements of Partners' Equity for the
            years ended June 30, 1996, 1995 and 1994

          Statements of Cash Flows for the years
            ended June 30, 1996, 1995 and 1994

          Notes to Financial Statements

          Independent Auditors' Report

         2. Financial Statement Schedule

          Real Estate and Accumulated Depreciation as of June 30, 1996 (Schedule III)

          Independent Auditors' Report


         All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable or the information required thereby is set forth in the financial statements or the notes thereto.

Item 14.(a)   3.  Exhibits


     Exhibit
        No.                  Description

       3(a)   Amended and Restated Agreement of
              Limited Partnership dated as of
              February 11, 1988, incorporated as
              Exhibit A to the Partnership's Prospectus dated February 11, 1988, filed pursuant to Rule 424(b), Regis. No. 33-16479, and incorporated herein by this reference.

        27    Financial Data Schedule

       99.a "Glossary" pages 103-106 contained in the Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) Regis.
              No. 33-16479.  Filed herewith.

       99.b   "Management Compensation" at pages 13-17 and
              "Income and Losses and Cash Distributions" at pages 54-57 of the Prospectus dated
              February 11, 1988, filed pursuant to Rule
              424(b) Regis. No. 33-16479.  Filed herewith.


Item 14.(b) Reports filed on Form 8-K


    No Current Reports on Form 8-K have been filed during the last quarter covered by this Form 10-K.

                  USAA REAL ESTATE INCOME INVESTMENTS II                     SCHEDULE III
                 Real Estate and Accumulated Depreciation
                              June 30, 1996

                                                                                   Cost Capitalized
                                                          Initial Cost to            Subsequent to
                                                            Partnership                Acquisition
                                                                Buildings
                         Year of         Date                      and        Improve-        Carrying
     Description       Construction    Acquired        Land    Improvements    ments           Costs
Continental Plastic    1963, 1969,  April 21, 1989
Containers Buildings;     & 1996
Manufacturing and
Distribution facility;
Elk Grove Village,
Illinois                                           $1,800,000   3,270,910      1,820,373         --

Bowater Communication      1989     July 24, 1989
Papers Building;
Industrial Warehouse;
Lakeland, Florida                                     480,000   3,775,200         44,380         --
                                                   $2,280,000   7,046,110      1,864,753         --

                                                        Gross Amount at Which
                                                         Carried at Close of
                                                                 Period
                                                                Buildings  Total Investment Accumulated
                         Year of         Date                      and       Properties     Depreciation
     Description       Construction    Acquired        Land    Improvements  (2)(5)(6)         (1)(3)
Continental Plastic    1963, 1969,  April 21, 1989
Containers Buildings;     & 1996
Manufacturing and
Distribution facility;
Elk Grove Village,
Illinois                                           $1,800,000   5,091,283      6,891,283         816,705

Bowater Communication      1989     July 24, 1989
Papers Building;
Industrial Warehouse;
Lakeland, Florida                                     476,850   3,822,730      4,299,580         880,329
                                                   $2,276,850   8,914,013     11,190,863       1,697,034

SCHEDULE III (continued)

NOTES:
(1)  Depreciation is based on a 30 year life, straight-line method for buildings and 5 year life, straight-line method for personal property.  Tenant improvements are amortized over the life of the related lease using the straight-line method.
(2)  Reconciliation of real estate:
     Balance at June 30, 1993                                 $ 9,390,498
        Additions during period-improvements                       42,007
        Deductions during period (5)                               (3,150)
     Balance at June 30, 1994                                   9,429,355
        Additions during period-improvements                       64,685
     Balance at June 30, 1995                                   9,494,040
        Additions during period-improvements (6)                1,696,823
     Balance at June 30, 1996                                 $11,190,863


(3)  Reconciliation of accumulated depreciation:
     Balance at June 30, 1993                                 $   956,445
        Additions during period-depreciation                      238,615
     Balance at June 30, 1994                                   1,195,060
        Additions during period-depreciation                      239,039
     Balance at June 30, 1995                                   1,434,099
        Additions during period-depreciation                      262,935
     Balance at June 30, 1996                                 $ 1,697,034

(4)  The aggregate cost of real estate owned by the Partnership at June 30, 1996 for Federal
     Income Tax purposes is $11,192,193.
(5)  During fiscal 1994, a portion of land at Bowater was deeded to the City of Lakeland as part of the wastewater project in which the property was connected to the city sewer system.
(6)  During fiscal 1996, approximately 45,200 square feet of additional leasable area was added to the Continental Plastic Buildings.

   INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Partners
USAA Real Estate Income Investments II Limited Partnership:

Under date of August 1, 1996 we reported on the balance sheets of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                         /s/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP


San Antonio, Texas
August 1, 1996

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, USAA REAL ESTATE INCOME
INVESTMENTS II LIMITED PARTNERSHIP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
(Registrant)

By: USAA INVESTORS II, INC.,
General Partner

By:/s/Edward B. Kelley
Edward B. Kelley
Chairman, President,
Chief Operating Officer
and Director

Date: September 24, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Edward B. Kelley                    Date: September 24, 1996
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner

/s/T. Patrick Duncan                   Date: September 24, 1996
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner

/s/Randal R. Seewald                   Date: September 24, 1996
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel
of the General Partner

   USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP

                       INDEX TO EXHIBITS

                                               Sequentially
Exhibit                                           Numbered
  No.              Description                     Page

 3(a)       Amended and Restated Agreement of
            Limited Partnership dated as of
            February 11, 1988, incorporated as
            Exhibit A to the Partnership's Prospectus
            dated February 11, 1988, filed pursuant
            to Rule 424(b), Regis. No. 33-16479,
            and incorporated herein by this
            reference.                               --

  27        Financial Data Schedule

 99.a "Glossary" pages 103-106 contained in the Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) Regis.
            No. 33-16479.  Filed herewith.

 99.b       "Management Compensation" at pages 13-17 and
            "Income and Losses and Cash Distributions" at pages 54-57 of the Prospectus dated
            February 11, 1988, filed pursuant to Rule
            424(b) Regis. No. 33-16479.  Filed herewith.