Form 10-Q
period 1996-09-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1996-11-12
CIK 820094

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                                or
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
Condensed Balance Sheets


                                                   September 30,
                                                       1996           June 30,
                                                    (Unaudited)         1996
Assets
Rental properties, net                           $    9,414,967        9,493,829
Investment in joint venture                           2,141,468        2,147,966
Temporary investments, at cost
   which approximates market value -
      Money market fund                                 687,820          804,821
Cash                                                    137,209           30,737
   Cash and cash equivalents                            825,029          835,558

Accounts receivable                                       3,171               --
Deferred charges and other assets                       257,133          230,824

                                                 $   12,641,768       12,708,177


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $6,259 and $7,981            $       45,992          113,426
Accrued expenses and other liabilities                  184,876          172,579
         Total liabilities                              230,868          286,005

Partners' equity
   General Partner:
      Capital contribution                                1,000            1,000
      Cumulative net income                             702,694          677,435
      Cumulative distributions                         (737,330)        (710,943)
                                                        (33,636)         (32,508)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                       12,756,270       12,756,270
      Cumulative net income                           6,324,239        6,096,899
      Cumulative distributions                       (6,635,973)      (6,398,489)
                                                     12,444,536       12,454,680
         Total Partners' equity                      12,410,900       12,422,172
                                                 $   12,641,768       12,708,177


See accompanying notes to condensed financial statements.

                             2

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)

                                                   Three Months     Three Months
                                                       Ended            Ended
                                                   September 30,    September 30,
                                                       1996             1995
Income
Rental income                                    $      331,051          260,375
Equity in earnings of joint venture                      37,152           40,355
Less direct expenses, including depreciation
  of $78,362 and $59,760                                (79,162)         (63,689)
    Net operating income                                289,041          237,041
Interest income                                           9,488           27,869
    Total income                                        298,529          264,910

Expenses
General and administrative (note 1)                      45,930           35,356
Net income                                       $      252,599          229,554

Net income per limited partnership interest      $         8.38             7.61


See accompanying notes to condensed financial statements.

                             3

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Three months ended September 30, 1996 and 1995
(Unaudited)



                                                       1996             1995
Cash flows from operating activities:
   Net income                                    $      252,599          229,554
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                    78,362           59,760
         Amortization                                       632              632
         Earnings from joint venture                    (37,152)         (40,355)
         Distributions from joint venture                43,650           58,200
         Decrease (increase) in accounts receivable      (3,171)           6,000
         Decrease (increase) in deferred charges
            and other assets                            (26,941)          11,785
         Decrease in accounts payable and
            other liabilities                           (55,137)         (38,248)
         Other adjustments                                  500               --

            Cash provided by operating activities       253,342          287,328

Cash flows used in investing activities -
   Additions to rental properties                            --         (122,417)

Cash flows used in financing activities -
   Payment of distributions                            (263,871)        (211,096)

Net decrease in cash and cash equivalents               (10,529)         (46,185)

Cash and cash equivalents at beginning of period        835,558        2,007,371

Cash and cash equivalents at end of period       $      825,029        1,961,186



See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
September 30, 1996
(Unaudited)


1. Transactions with Affiliates

  A summary of transactions with affiliates follows for the three months ended September 30, 1996:

                                   Quorum
                      USAA       Real Estate
                   Real Estate    Services
                     Company     Corporation

Reimbursement
  of expenses (a)$     15,253           624
Management fees            --         3,254
Lease commissions          --        10,460
    Total        $     15,253        14,338


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


2. Other

  Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended June 30, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of this fiscal year or any other future period.

  The financial information included in this interim report as of September 30, 1996 and for the three months ended September 30,1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash of $137,209 and temporary investments of $687,820. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Deferred charges and other assets included an acquisition fee paid in 1988 to USAA Investors II, Inc., the General Partner, in connection with the acquisition of the interest in the joint venture which owns Sequoia Plaza - Building
I. Deferred charges also included deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit, accrued property taxes and prepaid rent.

During the quarter ended September 30, 1996, the Partnership distributed $237,484 to Limited Partners and $26,387 to the General Partner for a total of $263,871.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, interest on temporary investments, and the possible participation in the profits from the sale of the underlying assets of the joint venture.

Results of Operations

For the three months ended September 30, 1996 and 1995, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at September 30, 1996 decreased from June 30,
1996 due to depreciation. Deferred charges and other assets at September 30, 1996 increased from June 30, 1996 due to deferred rent at Continental Plastic.

Rental income for the three months ended September 30, 1996 was higher than the three months ended September 30, 1995 as a result of the lease renewal and the building addition at Continental Plastic. Depreciation increased for the three months ended September 30, 1996 due to depreciation on the building addition at Continental Plastic. Other direct expenses decreased for the three months ended September 30, 1996 due to an increase in reimbursements from tenants.

Interest income decreased as a result of lower cash balances for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

General and administrative expenses for the three months ended
September 30, 1996 increased as compared to the three months ended September 30, 1995 due to lease commissions paid at the Continental Plastic building on the lease renewal.

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


(b) During the quarter ended September 30, 1996, there were no Current Reports on Form 8-K filed.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


November 12, 1996         BY: /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



November 12, 1996         BY: /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration and
                          Finance/Treasurer