Form 10-Q
period 1996-12-31
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1997-02-12
CIK 820094

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996
                                or
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
Condensed Balance Sheets


                                                December 31,
                                                    1996          June 30,
                                                (Unaudited)         1996
Assets
Rental properties, net                        $   9,347,383       9,493,829
Investment in joint venture                       2,148,609       2,147,966
Temporary investments, at cost
   which approximates market value -
      Money market fund                             687,699         804,821
Cash                                                126,481          30,737
   Cash and cash equivalents                        814,180         835,558

Accounts receivable                                   5,141             --
Deferred charges and other assets                   282,758         230,824

                                              $  12,598,071      12,708,177


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $9,441 and $7,981         $      44,114         113,426
Accrued expenses and other liabilities              158,325         172,579
         Total liabilities                          202,439         286,005

Partners' equity
   General Partner:
      Capital contribution                            1,000           1,000
      Cumulative net income                         727,555         677,435
      Cumulative distributions                     (763,717)       (710,943)
                                                    (35,162)        (32,508)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                   12,756,270      12,756,270
      Cumulative net income                       6,547,981       6,096,899
      Cumulative distributions                   (6,873,457)     (6,398,489)
                                                 12,430,794      12,454,680
         Total Partners' equity                  12,395,632      12,422,172
                                              $  12,598,071      12,708,177


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)

                                                Three Months    Three Months
                                                   Ended           Ended
                                                December 31,    December 31,
                                                    1996            1995
Income
Rental income                                 $     327,390         259,451
Equity in earnings of joint venture                  36,241          35,631
Less direct expenses, including depreciation
  of $78,775 and $59,760                            (80,850)        (56,301)
    Net operating income                            282,781         238,781
Interest income                                       9,358          23,372
    Total income                                    292,139         262,153

Expenses
General and administrative (note 1)                  43,537          27,735
Net income                                    $     248,602         234,418

Net income per limited partnership interest   $        8.24            7.77



                                                 Six Months      Six Months
                                                   Ended           Ended
                                                December 31,    December 31,
                                                    1996            1995
Income
Rental income                                 $     658,441         519,826
Equity in earnings of joint venture                  73,393          75,985
Less direct expenses, including depreciation
  of $157,137 and $119,519                         (160,012)       (119,990)
    Net operating income                            571,822         475,821
Interest income                                      18,846          51,241
    Total income                                    590,668         527,062

Expenses
General and administrative (note 1)                  89,466          63,090
Net income                                    $     501,202         463,972

Net income per limited partnership interest   $       16.62           15.39

See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Six months ended December 31, 1996 and 1995
(Unaudited)



                                                    1996            1995
Cash flows from operating activities:
   Net income                                 $     501,202         463,972
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                               157,137         119,519
         Amortization                                 1,264           1,264
         Earnings from joint venture                (73,393)        (75,985)
         Distributions from joint venture            72,750         101,850
         Decrease (increase) in accounts receiva     (5,141)          6,000
         Decrease (increase) in deferred charges and
            other assets                            (53,198)         23,346
         Decrease in accounts payable and
            other liabilities                       (83,566)        (67,742)

            Cash provided by operating activities   517,055         572,224

Cash flows used in investing activities -
   Additions to rental properties                   (10,691)       (780,992)

Cash flows used in financing activities -
   Payment of distributions                        (527,742)       (422,193)

Net decrease in cash and cash equivalents           (21,378)       (630,961)

Cash and cash equivalents at beginning of period    835,558       2,007,371

Cash and cash equivalents at end of period    $     814,180       1,376,410

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
December 31, 1996
(Unaudited)


1. Transactions with Affiliates

  A summary of transactions with affiliates follows for the six months ended December 31, 1996:

                                   Quorum
                      USAA       Real Estate
                   Real Estate    Services
                     Company     Corporation

Reimbursement
  of expenses (a)$     38,689         1,456
Management fees            --         5,395
Lease commissions          --        20,276
    Total        $     38,689        27,127


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

  The financial information included in this interim report as of December 31, 1996 and for the three-month and six-month periods ended December 31, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                            PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash of $126,481 and temporary investments of $687,699. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Deferred charges and other assets included an acquisition fee paid in 1988 to USAA Investors II, Inc., the General Partner, in connection with the acquisition of the interest in the joint venture which owns Sequoia Plaza - Building
I. Deferred charges also included deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit and prepaid rent.

During the quarter ended December 31, 1996, the Partnership distributed $237,484 to Limited Partners and $26,387 to the General Partner for a total of $263,871.

During the second fiscal quarter, the Partnership entered into a contract to sell the Bowater Building in Lakeland, Florida. Due diligence procedures are currently underway by the potential buyer. During this due diligence period, the potential buyer inspects the property, arranges for financing, evaluates the tenant and the lease terms and has the option to cancel the contract. During the quarter, Star Forms, Inc., the single tenant at Bowater, was sold to CST Office Products, Inc. The lease has an expiration date of July 1999.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, interest on temporary investments, and the possible participation in the profits from the sale of the underlying assets of the joint venture.

Results of Operations

For the three months and six months ended December 31, 1996 and 1995, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at December 31, 1996 decreased from June 30,
1996 due to depreciation. Deferred charges and other assets at December 31, 1996 increased from June 30, 1996 due to deferred rent at Continental Plastic.

Rental income was higher for the three-month and six-month periods ended December 31, 1996 than the three-month and six-month periods ended December 31, 1995 as a result of the lease renewal and the building addition at Continental Plastic. Depreciation increased for the three-month and six-month periods ended December 31, 1996 due to the building addition at Continental Plastic. Other direct expenses increased for the three-month and six-month periods ended December 31, 1996 due to loading dock repairs at the Bowater Building.

Interest income decreased as a result of lower cash balances for the three-month and six-month periods ended December 31, 1996 as compared to the three-month and six-month periods ended December
31, 1995.

General and administrative expenses for the three-month and six-month periods ended December 31, 1996 increased as compared to the three-month and six-month periods ended December 31, 1995 due to lease commissions paid at the Continental Plastic building on the lease renewal.

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


(b) During the quarter ended December 31, 1996, there were no Current Reports on Form 8-K filed.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


February 12, 1997         BY: /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



February 12, 1997         BY: /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration and
                          Finance/Treasurer