Form 10-Q
period 1997-03-31
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1997-05-12
CIK 820094

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                                or
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
Condensed Balance Sheets



                                                        March 31,
                                                           1997          June 30,
                                                       (Unaudited)         1996
Assets
Rental properties, net                               $   9,258,183       9,493,829
Investment in joint venture                              2,143,965       2,147,966
Temporary investments, at cost
   which approximates market value -
      Money market fund                                    772,817         804,821
Cash                                                       115,904          30,737
   Cash and cash equivalents                               888,721         835,558

Accounts receivable                                          2,141             --
Deferred charges and other assets                          308,009         230,824

                                                     $  12,601,019      12,708,177


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $8,105 and $7,981                $      44,347         113,426
Accrued expenses and other liabilities                     170,351         172,579
         Total liabilities                                 214,698         286,005

Partners' equity:
   General Partner:
      Capital contribution                                   1,000           1,000
      Cumulative net income                                753,011         677,435
      Cumulative distributions                            (790,104)       (710,943)
                                                           (36,093)        (32,508)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                          12,756,270      12,756,270
      Cumulative net income                              6,777,085       6,096,899
      Cumulative distributions                          (7,110,941)     (6,398,489)
                                                        12,422,414      12,454,680
         Total Partners' equity                         12,386,321      12,422,172
                                                     $  12,601,019      12,708,177

See accompanying notes to condensed financial statements.

                             2

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)

                                                       Three Months    Three Months
                                                          Ended           Ended
                                                        March 31,       March 31,
                                                           1997            1996
Income
Rental income                                        $     349,453         303,519
Equity in earnings of joint venture                         39,006          33,407
Interest income                                              9,587          14,026
    Total income                                           398,046         350,952

Expenses
Direct expenses, $5,397 and $4,844
  to affiliates (note 1)                                    23,002          22,955
Depreciation                                                78,555          65,386
General and administrative, $32,889
  and $19,814 to affiliates (note 1)                        41,929          33,783
    Total expenses                                         143,486         122,124
Net income                                           $     254,560         228,828

Net income per limited partnership interest          $        8.44            7.59



                                                       Nine Months     Nine Months
                                                          Ended           Ended
                                                        March 31,       March 31,
                                                           1997            1996
Income
Rental income                                        $   1,054,033         865,557
Equity in earnings of joint venture                        112,399         109,392
Interest income                                             28,434          65,268
    Total income                                         1,194,866       1,040,217

Expenses
Direct expenses, $12,249 and $11,238
  to affiliates (note 1)                                    72,016          65,637
Depreciation                                               235,693         184,906
General and administrative, $91,854
  and $52,032 to affiliates (note 1)                       131,395          96,873
    Total expenses                                         439,104         347,416
Net income                                           $     755,762         692,801

Net income per limited partnership interest          $       25.06           22.97


See accompanying notes to condensed financial statements.

                             3

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Nine months ended March 31, 1997 and 1996
(Unaudited)



                                                           1997            1996
Cash flows from operating activities:
   Net income                                        $     755,762         692,801
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                      235,693         184,906
         Amortization                                        1,896           1,896
         Earnings from joint venture                      (112,399)       (109,392)
         Distributions from joint venture                  116,400         145,499
         Decrease (increase) in accounts receivable         (2,141)          5,745
         Decrease (increase) in deferred charges and
            other assets                                   (79,081)         22,706
         Increase (decrease) in accounts payable and
            other liabilities                              (71,307)        160,133

            Cash provided by operating activities          844,823       1,104,294

Cash flows used in investing activities -
   Additions to rental properties                              (47)     (1,573,390)

Cash flows used in financing activities -
   Payment of distributions                               (791,613)       (633,290)

Net increase (decrease) in cash and cash equivalents        53,163      (1,102,386)

Cash and cash equivalents at beginning of period           835,558       2,007,371

Cash and cash equivalents at end of period           $     888,721         904,985

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1997
(Unaudited)


1.  Transactions with Affiliates

    A summary of transactions with affiliates follows for the nine months ended March 31, 1997:

                                     Quorum
                        USAA       Real Estate
                     Real Estate    Services
                       Company     Corporation

Reimbursement
  of expenses (a)  $     61,762         2,527
Management fees              --         9,722
Lease commissions            --        30,092
    Total          $     61,762        42,341


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

    The financial information included in this interim report as of March 31, 1997 and for the three-month and nine-month periods ended March 31, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

    Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash of $115,904 and temporary investments of $772,817. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Deferred charges and other assets included an acquisition fee paid in 1988 to USAA Investors II, Inc., the General Partner, in connection with the acquisition of the interest in the joint venture which owns Sequoia Plaza - Building
I. Deferred charges also included deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit and prepaid rent.

During the quarter ended March 31, 1997, the Partnership distributed $237,484 to Limited Partners and $26,387 to the General Partner for a total of $263,871.

During the second fiscal quarter, Star Forms, Inc., the single tenant at the Bowater Building in Lakeland, Florida, was sold to CST Office Products, Inc. The lease has an expiration date of July 1999. Also during the second fiscal quarter, the Partnership entered into a contract to sell the Bowater Building. During the due diligence period, the potential buyer inspects the property, arranges for financing, evaluates the tenant and the lease terms and has the option to cancel the contract. The contract with the potential buyer was canceled during April due to the buyer being unable to arrange for third-party financing. The property will continue to be marketed to other interested buyers.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties, equity in earnings of the joint venture, interest on temporary investments, and the possible participation in the profits from the sale of the underlying assets of the joint venture.

Results of Operations

For the three months and nine months ended March 31, 1997 and 1996, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at March 31, 1997 decreased from June 30, 1996 due to depreciation. Deferred charges and other assets at March
31, 1997 increased from June 30, 1996 due to deferred rent at Continental Plastic.

Rental income was higher for the three-month and nine-month periods ended March 31, 1997 as compared to the three-month and nine-month periods ended March 31, 1996 as a result of the lease renewal and the building addition at Continental Plastic. The tenant began paying the increased rent on March 1, 1996.

Equity in earnings increased for the three-month and nine-month periods ended March 31, 1997 as compared to the three-month and nine-month periods ended March 31, 1996 as a result of an increase in net income of Sequoia I, the joint venture property.
Net income increased at Sequoia I due to an increase in occupancy.

Interest income decreased as a result of lower cash balances for the three-month and nine-month periods ended March 31, 1997 as compared to the three-month and nine-month periods ended March
31, 1996.

Direct expenses increased for the nine-month period ended March
31, 1997 as compared to the nine-month period ended March 31, 1996 due to loading dock repairs at the Bowater Building.

Depreciation increased for the three-month and nine-month periods ended March 31, 1997 due to the building addition at Continental
Plastic.

General and administrative expenses for the three-month and nine-month periods ended March 31, 1997 increased as compared to the three-month and nine-month periods ended March 31, 1996 due to lease commissions paid at Continental Plastic on the lease renewal.

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


(b) During the quarter ended March 31, 1997, there were no Current Reports on Form 8-K filed.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


May 12, 1997          BY: /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



May 12, 1997          BY: /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration and
                          Finance/Treasurer