Form 10-K405
period 1997-06-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1997-09-23
CIK 820094

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            Form 10-K
(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

      For the fiscal year ended     June 30, 1997
                                or
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

Registrant's telephone number, including area code: (210)498-7391

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

        Proceeds available to the Partnership for Investment were used to acquire the Continental Plastic Containers Buildings on April 21, 1989. The Partnership also invested in the Combined Capital Resources Joint Venture ("the joint venture"), the owner of a participating first mortgage loan secured by Sequoia Plaza
I. The joint venture's investment in the mortgage loan was converted to ownership of the underlying property in August 1991 through foreclosure on the mortgage loan. The Partnership purchased its final property, CST Office Products Building (formerly the Bowater Communication Papers Building) on July 24, 1989.

        Competitive conditions for the Partnership's properties and the property owned by the joint venture for the fiscal year ended June 30, 1997 were as follows:

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

        The Continental Plastic Containers Buildings ("Continental Buildings") are a manufacturing and distribution facility made up of two industrial bulk warehouse buildings. One of the primary strengths of this property is its location in Elk Grove Village, Illinois which is within one-half mile of O'Hare International Airport, accessible to interstate highways and 15 miles from the Chicago, Illinois city limits. These buildings are 100% leased under a triple net lease to Continental Plastic
Containers, Inc., a wholly-owned subsidiary of Plastic Containers, Inc. which manufactures materials and containers used in the packaging industry. The tenant provided $856,263 of annual rental income to the Partnership for the fiscal year ended 1997, $677,739 in 1996 and $593,829 in 1995 which represented approximately 61% of total Partnership rental income for 1997, 56% for 1996 and 53% for 1995.

        The Continental Buildings are located in the Northwest Cook County submarket of the Chicago Metropolitan Area Industrial market. Occupancy remained stable in the Northwest Cook County submarket from 1996 to 1997. Total inventory of leasable industrial space as of June 30, 1997 was approximately 90.2 million square feet with approximately 7.1 million square feet available for lease or an occupancy rate of approximately 92%. This compares to total inventory of approximately 89 million square feet as of June 30, 1996 with approximately 7.3 million square feet available or an occupancy rate of approximately 92%.

        CST Office Products Building ("CST Building") is a 111,720 square foot industrial warehouse building in Lakeland, Florida and is 100% leased under a triple net lease to CST Office Products, Inc. ("CST") which expires in 1999. CST is a manufacturer of continuous computer stock forms and various other office products. Under terms of the lease with CST, the lease rate on the Partnership property will increase each year by the rate of the Consumer Price Index, up to a maximum of 5.5% per year, through the lease expiration in 1999. The annual rental rate of $4.02 per square foot was increased to $4.10 per square foot in July 1997. The tenant provided approximately $547,220 of annual rental income to the Partnership for the fiscal year ended 1997, $532,581 in 1996 and $536,194 in 1995 which represented approximately 39% of total Partnership rental income for fiscal 1997, 44% for 1996 and 47% for 1995.

        At   the   beginning  of  the  fiscal   year,   Bowater
Communication  Papers, Inc., the tenant at the Lakeland,  Florida
property,  changed  its  name to Star Forms  Incorporated.   Star
Forms was later sold to CST Office Products, Inc.

        During the second fiscal quarter, the Partnership entered into a contract to sell the CST Building subject to a due diligence period. During the due diligence period specified in the contract, the potential buyer attempted to arrange for financing but was unable. Accordingly, the contract with the potential buyer was canceled during April 1997.

        The CST Building is located within the Polk submarket of the Tampa Bay Business Park market. Total inventory of leasable space in the Polk submarket totaled approximately 6.4 million square feet with approximately half a million square feet available as of March 31, 1997. This resulted in an occupancy rate of approximately 92%.

        Sequoia Plaza I ("Sequoia"), located in Arlington, Virginia was acquired on August 20, 1991 through foreclosure on the underlying mortgaged property. This transaction converted the asset held by Combined Capital Resources Joint Venture, a joint venture between the Partnership and USAA Real Estate Equities, Inc., from a mortgage loan to real property. The building is a 149,696 square foot office building located near the intersection of Route 50 and Washington Boulevard with access to Washington, D.C. via the Potomac river bridges, the George Washington Memorial Parkway and Interstate Highways 95 and 66. In addition, the building is located within nine minutes from Rosslyn, Virginia, three minutes from the Pentagon and eight minutes from the Washington, D.C. National Airport. Sequoia, which was 99% leased as of June 30, 1997, is 89% leased by Logicon, Inc., a publicly held company that provides electronic systems and high-technology services to government and industry. Logicon, Inc.'s lease expires in April 2008. On August 4, 1997, Logicon completed a merger with Northrop Grumman Corporation in which Logicon will be operated as a wholly-owned subsidiary.

        Sequoia is located in the Arlington County submarket of the Northern Virginia office market. Total supply of office space in the Northern Virginia office market as of March 31, 1997 was approximately 101 million square feet with approximately 6 million square feet available or an occupancy rate of approximately 94%. This reflected an increase in occupancy that was approximately 91% with approximately 9 million square feet available at March 31, 1996.

        Total supply of office space in Arlington County as of March 31, 1997 was approximately 27.6 million square feet with approximately 1 million square feet available, equating to an occupancy rate of approximately 96%. The occupancy rate was approximately 95% as of March 31, 1996 with approximately 1.3 million square feet available out of a total inventory of approximately 26.3 million square feet.

      On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.66% of the outstanding shares of the Trust.

        On  July  7,  1997,  the Trust signed definitive  merger
agreements with each of the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreement, the Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $2.625. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest.

      The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs. Accordingly, there can be no assurance that the merger will ultimately be consummated. The Merger is a taxable transaction to the partners in the RELPs and will be subject to the completion of a joint proxy statement/prospectus filed on Form S-4 with the Securities and Exchange Commission. No date has been scheduled for the shareholder meeting for the Trust or limited partner meetings for each of the RELPs to vote on the proposed transaction. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view. See Item 3: Legal Proceedings.

       The 7.275% joint venture interest in Combined Capital Resources Joint Venture (the "joint venture"), the owner of Sequoia Plaza I, will not be included in the Merger. USAA Real Estate Company ("Realco") or an affiliate of Realco will purchase the joint venture interest for $2.25 million if the Limited Partners of the Partnership approve the Merger. This purchase price was determined using the January 1, 1997 external appraisal of Sequoia Plaza I at a total value of $29.7 million and adjusted by an appreciation factor.

        See "Item 2. Properties" for information pertaining to the status of the Partnership's properties.

        The Partnership has no employees.

        The   General   Partner  ("General   Partner")   of   the
Partnership is USAA Investors II, Inc., a Texas corporation.  The
General Partner maintains general responsibility for management of the Partnership's business.

Item 2. Properties

        The  Partnership  owns  the properties  described  below.
Also described is the property owned by the joint venture, which was acquired through foreclosure on the mortgage loan in August
1991.


       Location                  Description of Property

Elk Grove Village, Illinois      Continental  Plastic  Containers
                                 Buildings.     Two     buildings
                                 comprising  a manufacturing  and
                                 distribution            facility
                                 containing 208,290 net  rentable
                                 square    feet    situated    on
                                 approximately 9.37  acres.    As
                                 of  June  30, 1997 the  property
                                 was  100% leased and annual rent
                                 revenue   was  $3.61   per   net
                                 rentable   square   foot.    The
                                 Partnership has 100%  fee-simple
                                 ownership.

Lakeland, Florida                CST  Office  Products  Building.
                                 An      industrial     warehouse
                                 building   with   111,720    net
                                 rentable  square  feet  situated
                                 on   approximately  8.75  acres.
                                 As   of   June  30,   1997   the
                                 property  was  100%  leased  and
                                 annual  rent revenue  was  $4.02
                                 per     square    foot.      The
                                 Partnership has 100%  fee-simple
                                 ownership.

Arlington, Virginia              Sequoia  Plaza I.  A  four-story
                                 office    building    containing
                                 149,696 net rentable square feet
                                 situated   on   approximately  3
                                 acres.  As of June 30, 1997  the
                                 property   was   99%  leased and
                                 average annual rent revenue  was
                                 $24.08 per square foot.     This
                                 building  is  100%  owned in fee
                                 simple   by   Combined   Capital
                                 Resources  Joint Venture,  which
                                 is    7.275%   owned   by    the
                                 Partnership.

See notes 3, 4, 5 and 7 of Notes to Financial Statements  in
Item 8, for further discussion relating to the properties of the Partnership.

Item 3. Legal Proceedings

        There are no material legal proceedings pending to which the General Partner or the Partnership is a party or to which any of the Partnership's properties are subject.

        On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. American Industrial Properties REIT (the "Trust") was also named as a defendant. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively the "RELPS") and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust (collectively, the "Merger").

        The Lawsuit seeks, among other things, to enjoin the consummation of the Merger and damages, including attorneys' fees and expenses. The defendants believe that the plantiffs' claims are without merit and intend to defend vigorously against the Lawsuit.


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

        As  of  June  30,  1997, there  were  1,675  Limited
Partners  of the Partnership owning an aggregate  of  27,141
Interests.

        During the fiscal year ended June 30, 1997, quarterly distributions totaling $949,936 and $105,549 were distributed to the Limited Partners and General Partner, respectively, for a total of $1,055,485 in cash distributions. The return of capital portion of 1997 distributions was $32,364 and $3,597 for the Limited Partners and General Partner, respectively.

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

Item 6.  Selected Financial Data

                                SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED JUNE 30, 1997, 1996, 1995, 1994 AND 1993
                               1997        1996         1995         1994         1993
Rental Income             $  1,403,483    1,210,320    1,130,023    1,125,692    1,081,136
Equity in Earnings
  of Joint Venture             151,093      147,059      153,787      148,848      144,569
Interest Income                 38,954       74,952       98,629       56,798       53,642
Net Income                   1,019,524      946,456      871,557      848,197      836,475
Net Income per Limited
  Partnership Interest (1)       33.81        31.38        28.90        28.13        27.74
Cash Distributions           1,055,485      844,386    1,002,709    1,055,484    1,055,482
Cash Distributions per
  Limited Partnership
  Interest (2)                   35.00        28.00        33.25        35.00        35.00
Total Assets at Period End  12,532,387   12,708,177   12,494,486   12,577,901   12,778,758


     (1)  Based on limited partnership interests issued at period end.

     (2) Cash distributions were based on the limited partnership interests outstanding at the end of each quarter and the cash distributions allocated to the Limited Partners.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash of $33,288 and temporary investments of $848,892. Included in the Partnership's cash and cash equivalents was the working capital reserve. Deferred charges and other assets included an acquisition fee paid to USAA Investors II, Inc. on the joint venture interest and deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, accrued property taxes and a security deposit.

Total cash distributions to Partners for the year ended June 30, 1997 increased as compared to the year ended June 30, 1996. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments.

At the beginning of the fiscal year, Bowater Communication Papers, Inc., the tenant at the Lakeland, Florida property, changed its name to Star Forms Incorporated. Star Forms was later sold to CST Office Products, Inc. This lease expires in 1999.

During the second fiscal quarter, the Partnership entered into a contract to sell the CST Building subject to a due diligence period. During the due diligence period specified in the contract, the potential buyer attempted to arrange for financing but was unable. Accordingly, the contract with the potential buyer was canceled during April 1997.

In August 1997, the major tenant, Logicon, at the Sequoia Plaza I property in Arlington, Virginia, completed a merger with Northrop Grumman Corporation in which Logicon will be operated as a wholly-owned subsidiary. Logicon occupies approximately 89% of the leasable space at Sequoia Plaza I with a lease expiration in April 2008.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.66% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with each of the RELPs pursuant to which the
RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreement, the Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $2.625. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs. Accordingly, there can be no assurance that the merger will ultimately be consummated. The Merger is a taxable transaction to the partners in the RELPs and will be subject to the completion of a joint proxy statement/prospectus filed on Form S-4 with the Securities and Exchange Commission. No date has been scheduled for the shareholder meeting for the Trust or limited partner meetings for each of the RELPs to vote on the proposed transaction. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

The Partnership has a 7.275% interest in the Combined Capital Resources Joint Venture (the "joint venture"), the owner of Sequoia Plaza I. The joint venture interest will not be included in the Merger but will be purchased by USAA Real Estate Company ("Realco") or an affiliate of Realco for $2.25 million if the Merger is approved by the Limited Partners of the Partnership. This purchase price was determined using the January 1, 1997 external appraisal of Sequoia Plaza I at a total value of $29.7 million and adjusted by an appreciation factor.

On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. The Trust was also named as a defendant. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by the RELPS and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust.

The Lawsuit seeks, among other things, to enjoin the consummation of the Merger and damages, including attorneys' fees and expenses. The defendants believe that the plantiffs' claims are without merit and intend to defend vigorously against the Lawsuit.

Future liquidity is expected to result from the temporary investment of working capital funds, cash generated from the operations of the properties and ultimately through the liquidation of such properties.


RESULTS OF OPERATIONS

For each of the years in the three-year period ended June 30, 1997, income was generated from rental income from the income-producing rental properties, interest income earned on the funds in temporary investments and earnings from the joint venture interest.

Expenses incurred during each of the years in the three-year period ended June 30, 1997 were associated with the operations of the Partnership's properties and various other costs required for the administration of the Partnership.

Rental properties at June 30, 1997 decreased from June 30, 1996 due to depreciation. The investment in the joint venture decreased by the amount of distributions received from the joint venture, offset by increases as a result of equity in earnings of the joint venture which were derived from the net income of the Sequoia Plaza I property. The increase in deferred charges and other assets at June 30, 1997 was due to an increase in deferred rent at Continental Plastic Buildings. Accounts payable decreased at June 30, 1997 as a result of timing in the payment of building costs associated with the addition at the Continental Plastic Buildings. Accrued expenses and other liabilities at June 30, 1997 decreased from June 30, 1996 as a result of a decrease in prepaid rent.

Rental income was higher for the fiscal years ended June 30, 1997 and 1996 as compared to the fiscal year ended June 30, 1995 primarily as a result of Continental Plastic Containers occupying the building addition and paying an increased rental rate since March 1, 1996.

Lower cash balances caused the decrease in interest income for the fiscal years ended June 30, 1997 and 1996 as compared to the fiscal year ended June 30, 1995. The cash was used to fund the building addition at the Continental Plastic Buildings.

Direct expenses increased for the fiscal year ended 1997 as compared to the fiscal year ended 1996 due to loading dock repairs at the CST Building. Direct expenses decreased for the fiscal year ended 1996 as compared to the fiscal year ended 1995 as a result of sewer connection fees incurred in 1995 at the CST Building.

Depreciation increased for each of the years in the three-year period ended June 30, 1997 due to the building addition at Continental Plastic Buildings.

General and administrative expenses were higher for the fiscal year ended June 30, 1997 due to lease commissions paid at Continental Plastic on the lease renewal. A decrease in state filing fees caused the decrease in general and administrative expenses for the fiscal year ended 1996.


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

Item 8.  Financial Statements and Supplementary Data

     USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
                              BALANCE SHEETS
                           JUNE 30, 1997 AND 1996


                                                          1997            1996
ASSETS
Rental properties, net (note 3)                    $     9,177,883        9,493,829
Investment in joint venture (note 4)                     2,139,009        2,147,966
Temporary investments, at cost
   which approximates market value -
      Money market fund                                    848,892          804,821
Cash                                                        33,288           30,737
   Cash and cash equivalents                               882,180          835,558

Deferred charges and other assets                          333,315          230,824

                                                   $    12,532,387       12,708,177


LIABILITIES AND PARTNERS' EQUITY
Accounts payable, including amounts due
   to affiliates of $6,722 and $7,981              $        16,822          113,426
Accrued expenses and other liabilities                     129,354          172,579
         Total liabilities                                 146,176          286,005

Partners' equity:
   General Partner:
      Capital contribution                                   1,000            1,000
      Cumulative net income                                779,387          677,435
      Cumulative distributions                            (816,492)        (710,943)
                                                           (36,105)         (32,508)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                          12,756,270       12,756,270
      Cumulative net income                              7,014,471        6,096,899
      Cumulative distributions                          (7,348,425)      (6,398,489)
                                                        12,422,316       12,454,680
         Total Partners' equity                         12,386,211       12,422,172

                                                   $    12,532,387       12,708,177

See accompanying notes to financial statements.

     USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                          1997            1996             1995
INCOME
Rental income (notes 5 and 7)                        $   1,403,483        1,210,320        1,130,023
Equity in earnings of joint venture (note 4)               151,093          147,059          153,787
Interest income, $316 from affiliate in 1995 (note 6)       38,954           74,952           98,629
          Total income                                   1,593,530        1,432,331        1,382,439


EXPENSES
Direct expenses, $15,751, $15,126 and $15,122
  to affiliate (note 6)                                     96,681           91,298          107,583
Depreciation                                               315,104          262,935          239,039
General and administrative, $118,196, $83,473
  and $89,155 to affiliates (note 6)                       162,221          131,642          164,260
          Total expenses                                   574,006          485,875          510,882

Net income                                           $   1,019,524          946,456          871,557

Net income per limited partnership interest          $       33.81            31.38            28.90


See accompanying notes to financial statements.

    USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
                  STATEMENTS OF PARTNERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                        GENERAL          LIMITED
                                                        PARTNER         PARTNERS           TOTAL
Balances at June 30, 1994                              $   (29,601)      12,480,855       12,451,254

Net income                                                  87,156          784,401          871,557
Cash distributions                                        (100,271)        (902,438)      (1,002,709)
Balances at June 30, 1995                                  (42,716)      12,362,818       12,320,102

Net income                                                  94,646          851,810          946,456
Cash distributions                                         (84,438)        (759,948)        (844,386)
Balances at June 30, 1996                                  (32,508)      12,454,680       12,422,172

Net income                                                 101,952          917,572        1,019,524
Cash distributions                                        (105,549)        (949,936)      (1,055,485)
Balances at June 30, 1997                              $   (36,105)      12,422,316       12,386,211


See accompanying notes to financial statements.

  USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                                          1997            1996             1995
Cash flows from operating activities:
   Net income                                          $ 1,019,524          946,456          871,557
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                      315,104          262,935          239,039
         Amortization                                        2,528            2,528            2,528
         Earnings from joint venture                      (151,093)        (147,059)        (153,787)
         Distributions from joint venture                  160,050          189,150          185,513
         Decrease in accounts receivable                        --            6,000            9,000
         (Increase) decrease in deferred charges and
            other assets                                  (105,019)          (2,235)          49,024
         (Decrease) increase in accounts payable, accrued
            expenses and other liabilities                (139,829)         111,621           47,737
        Other adjustments                                      842           --                --

            Cash provided by operating activities        1,102,107        1,369,396        1,250,611

Cash flows used in investing activities -
   Additions to rental properties                            --          (1,696,823)         (64,685)

Cash flows used in financing activities -
   Distributions to partners                            (1,055,485)        (844,386)      (1,002,709)

Net increase (decrease) in cash and cash equivalents        46,622       (1,171,813)         183,217

Cash and cash equivalents at beginning of period           835,558        2,007,371        1,824,154

Cash and cash equivalents at end of period             $   882,180          835,558        2,007,371

See accompanying notes to financial statements.

             USAA REAL ESTATE INCOME INVESTMENTS II
                      LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS
                  JUNE 30, 1997, 1996 AND 1995

1.   Organization, Summary of Significant Accounting Policies  and
     Other

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

     Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("Statement 121"). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. The assessment for and measurement of impairment is based upon the undiscounted cash flows and fair value, respectively, of the individual properties. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements are not considered impaired. The adoption of this Statement had no financial statement impact.

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

     Rental income is recognized under the operating method, whereby aggregate rentals are reported on the straight-line basis over the life of the lease. Rental income recognized was $104,047 and $2,185 more than the amount per lease agreements for the years ended June 30, 1997 and 1996, respectively. Rental income recognized was $48,746 less than the amount per lease agreements for the year ended June 30, 1995.

     Deferred  charges  consisted  primarily  of  deferred   rent
     resulting   from  recognition  of  income  as  required   by
     generally accepted accounting principles.

     No provision or credit for income taxes has been made, as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership files its tax return each calendar year on an accrual basis.

     For financial reporting purposes, net income is allocated 10% to the General Partner and 90% to the Limited Partners. Net income per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period and net income allocated to the Limited Partners.

     Cash distributions per limited partnership interest were $35.00 for the year ended June 30, 1997, $28.00 for the year ended June 30, 1996 and $33.25 for the year ended June 30, 1995 and were based on the limited partnership interests outstanding at each quarter end and the cash distributions allocated to Limited Partners.

     Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

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


3.   Rental Properties

     Rental properties at June 30 consisted of the following:

                                         1997         1996

     Buildings and improvements      $ 8,913,171     8,914,013
     Land                              2,276,850     2,276,850
                                      11,190,021    11,190,863
     Less accumulated depreciation    (2,012,138)   (1,697,034)
                                     $ 9,177,883     9,493,829


4.   Investment in Joint Venture

     On September 28, 1988, the Partnership entered into the Combined Capital Resources Joint Venture (the "joint venture") with USAA Real Estate Company ("REALCO"), an affiliate of the General Partner, for the ownership and operation of income-producing properties and participating first mortgage loans. The joint venture was structured in a manner which granted joint control of the joint venture to both partners, but which gave REALCO the responsibility of conducting the ordinary and usual day-to-day management of the joint venture property.

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

     The   following  is  the  unaudited  summary  financial
     information  for  the Combined Capital Resources  Joint
     Venture as of June 30, 1997 and 1996 and for the three years ended June 30, 1997.

                                         1997          1996
ASSETS
Cash                                $    474,762       487,379
Property, net                         26,888,892    27,501,449
Other receivables                         21,500       123,058
Deferred rent and other assets, net    2,046,589     1,766,585
                                    $ 29,431,743    29,878,471

LIABILITIES AND EQUITY
Accounts Payable                    $     27,975        54,276
Equity:
USAA Real Estate Equities, Inc.       27,264,759    27,676,229
USAA Real Estate Income Investments II
  Limited Partnership                  2,139,009     2,147,966
     Total equity                     29,403,768    29,824,195
                                    $ 29,431,743    29,878,471


                                         1997          1996          1995
OPERATIONS
Revenues (a)                        $  4,023,186     3,946,260     4,068,973
Operating expenses                      (921,397)     (939,074)     (971,684)
Other expenses                          (244,192)     (225,152)     (218,975)
Depreciation                            (780,718)     (760,608)     (764,227)
     Net income                     $  2,076,879     2,021,426     2,114,087

EQUITY IN NET INCOME
USAA Real Estate Equities, Inc.     $  1,925,786     1,874,367     1,960,300
USAA Real Estate Income Investments II
  Limited Partnership                    151,093       147,059       153,787
                                    $  2,076,879     2,021,426     2,114,087

CASH DISTRIBUTIONS
USAA Real Estate Equities, Inc.     $  2,039,950     2,410,850     2,364,487
USAA Real Estate Income Investments II
  Limited Partnership                    160,050       189,150       185,513
                                    $  2,200,000     2,600,000     2,550,000

(a) For the years ended June 30, 1997, 1996 and 1995, the joint venture recorded $3,560,658 of revenue from a single tenant which represented 89%, 90% and 88%, respectively, of total revenue.

5.   Minimum Future Rentals

     Minimum    future   rentals  are  cash  payments  to  be
     received under non-cancelable leases over the lease terms and do not necessarily represent rental income
     under   generally   accepted   accounting    principles.
     Rental    income    reported    in   the  Statements  of
     Income  is  recognized  under   the   operating  method,
     whereby   aggregate  rentals  are   reported  as  income
     over  the  life  of  the   lease.    The   Partnership's
     rental properties are leased for two  to fourteen  years
     under triple-net   leases  whereby  the  tenants  pay all
     operating expenses. Approximate minimum future rentals are as follows:


                    1998                $  1,208,000
                    1999                   1,208,000
                    2000                     754,000
                    2001                     784,000
                    2002                     854,000
                    Thereafter             8,023,000
                                        $ 12,831,000


     For  the  years  ended  June 30, 1997,  1996  and  1995,
     the  Partnership   received  $113,467,   $101,239    and
     $88,139, respectively of contingent rental income.


6.   Transactions with Affiliates

     USAA Investors II, Inc. (the "General Partner") may receive, in the aggregate, property acquisition fees and loan origination and commitment fees of up to 5% of the gross offering proceeds; real estate brokerage commissions of up to 2% of the selling prices of properties sold; 10% of all distributions of Net Cash from Operations and an annual mortgage servicing fee of up to 1/4 of 1% of amounts funded by the Partnership in mortgage loans which are serviced by the General Partner.

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

     A summary of transactions with affiliates follows for the three years ended June 30, 1997, 1996 and 1995:

                  Reimbursement         Management         Lease         Interest
                 of Expenses (1)           Fees         Commissions       Income        Total
USAA Mutual
Fund, Inc.:
      1997        $        --              --                --               --            --
      1996                 --              --                --               --            --
      1995                 --              --                --             (316)         (316)

USAA Real Estate
Company:
      1997             78,288              --                --               --        78,288
      1996             71,029              --                --               --        71,029
      1995             89,155              --                --               --        89,155

Quorum Real Estate
Services Corporation:
      1997              3,255          12,496            39,908               --        55,659
      1996              3,016          12,110            12,444               --        27,570
      1995              2,823          12,299                --               --        15,122


(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

7.   Major Customer Information

     The Partnership owns two single-tenant industrial complexes. The lease agreements between the Partnership and these tenants (a manufacturer in the packaging industry and a manufacturer of business forms) are absolute triple net lease arrangements whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income for 1997, 1996 and 1995 reflects only rental income and excludes all expenses directly related to the operations of the properties as payments for such expenses are made directly by the respective lessees.

     For the years ended June 30, 1997, 1996 and 1995, the Partnership recorded $547,220, $532,581 and $536,194 of rental income from a single tenant, a manufacturer of business forms, which represents 39%, 44% and 47%, respectively of total rental income.

     Continental Plastic Containers, Inc. ("CPC") is the single tenant at the Continental Plastic Buildings in Elk Grove Village, Illinois. CPC is a manufacturer in the packaging industry and a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI is the corporate guarantor for the lease between the Partnership and CPC. PCI is a public company currently filing periodic reports with the Securities Exchange Commission. The following is the summary financial information for CPC as of December 31, 1996 and 1995 and for the three years ended December 31, 1996.

                                       1996        1995

ASSETS
Cash and cash equivalents        $ 10,522,000         -
Investment securities               1,000,000         -
Property, net                      98,778,000   137,637,000
Other receivables, net             27,029,000    32,673,000
Inventories                        18,727,000    19,317,000
Other assets, net                  42,999,000    23,677,000

                                 $199,055,000   213,304,000


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities              $ 38,838,000    57,319,000
Long-term obligations             129,002,000   105,212,000
Other liabilities                  23,155,000    19,417,000
  Total liabilities               190,995,000   181,948,000

Stockholders' Equity                8,060,000    31,356,000
     Total liabilities and
      stockholders' equity       $199,055,000   213,304,000


                                      1996         1995         1994

OPERATIONS
Net sales                        $262,200,000   271,088,000   222,980,000
Cost of goods sold               (219,210,000) (231,845,000) (185,696,000)
Other income (expenses)           (48,525,000)  (41,950,000)  (41,353,000)
Income tax benefit                  1,896,000     2,526,000     1,637,000
Extraordinary iterm - loss on
  early extinguishment of debt     (7,305,000)     (230,000)     (217,000)
Cumulative effect of accounting change   -             -         (475,000)
     Net loss                    $(10,944,000)     (411,000)   (3,124,000)


     For the years ended June 30, 1997, 1996 and 1995, the
     Partnership recorded $856,263, $677,739 and $593,829 of rental income from this single tenant which represented 61%, 56% and 53%, respectively of total rental income.

8.   Fair Value of Financial Instruments

     The  carrying amount of cash and cash equivalents,  accounts
     payable   and   accrued  expenses  and   other   liabilities
     approximate fair value because of the short-term nature of these instruments.


9.   Proposed Merger Transaction

     On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.66% of the outstanding shares of the Trust.

     On July 7, 1997, the Trust signed definitive merger agreements with each of the RELPs pursuant to which the
     RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreement, the Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $2.625. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest.

     The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs. Accordingly, there can be no assurance that the merger will ultimately be consummated. The Merger is a taxable transaction to the partners in the RELPs and will be subject to the completion of a joint proxy statement/prospectus filed on Form S-4 with the Securities and Exchange Commission. No date has been scheduled for the shareholder meeting for the Trust or limited partner meetings for each of the RELPs to vote on the proposed transaction. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

     The Partnership has a 7.275% interest in the Combined Capital Resources Joint Venture (the "joint venture"), the owner of Sequoia Plaza I. The joint venture interest will not be included in the Merger but will be purchased by USAA Real Estate Company ("Realco") or an affiliate of Realco for $2.25 million if the Merger is approved by the Limited Partners of the Partnership. This purchase price was determined using the January 1, 1997 external appraisal of Sequoia Plaza I at a total value of $29.7 million and adjusted by an appreciation factor.


10.  Subsequent Event

     On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. The Trust was also named as a defendant. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by the RELPS and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust.

     The Lawsuit seeks, among other things, to enjoin the consummation of the Merger and damages, including attorneys' fees and expenses. The defendants believe that the plantiffs' claims are without merit and intend to defend vigorously against the Lawsuit.

                INDEPENDENT AUDITORS' REPORT


THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP:


We have audited the accompanying balance sheets of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                            /s/KPMG PEAT MARWICK LLP
                                            KPMG PEAT MARWICK LLP


San Antonio, Texas
July 25, 1997, except for
Note 10 as to which the
date is August 20, 1997

Item 9. Changes   in   and  Disagreements  with  Accountants   on
        Accounting and Financial Disclosure

        Not Applicable.

                            Part III


Item 10. Directors and Executive Officers of the General Partner of Registrant

       The  General Partner of the Partnership is USAA  Investors
II, Inc., a Texas corporation.

       As of June 30, 1997, the directors and executive officers of the General Partner were as follows:


                                    POSITION WITH
            NAME                   GENERAL PARTNER


       Edward B. Kelley          Chairman, President,
                                 Chief Executive Officer and
                                 Director

       T. Patrick Duncan         Vice Chairman
                                 Senior Vice President -
                                 Real   Estate  Operations   and
                                 Director

       Randal R. Seewald         Vice President, Secretary,
                                 Legal Counsel and Director

       Martha J. Barrow          Vice President -
                                 Finance and Administration
                                 /Treasurer

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       Susan T. Wallace          Vice President -
                                 Dispositions and
                                 Co-Investments

       David A. Rosales          Assistant Vice President -
                                 Controller

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

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

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 57, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of
Commerce; past member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; and past member of the Board of Directors of the San Antonio Economic Development Foundation. Mr. Kelley is a member of the Board of Directors and Executive Committee as well as the President of the Alamo Area Council of Boy Scouts of America; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio; member of Board of Trustees for the United Way of San Antonio and Bexar County; and a member of the Board of Directors of the American Industrial Properties REIT (AIP); member of the Board of the San Antonio Sports Foundation; past Board member of the Baptist Memorial Hospital System, La Quinta Motor Inns and Laredo National Bank.

       T. Patrick Duncan, 47, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Boards of Accounting, the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, the National Association of Real Estate Investment Managers and the Pension Real Estate Association. Mr. Duncan serves on the Board of Trustees and is Chairman of the Finance Committee of the Daughters of Charity; and Board member of the North San Antonio Chamber of Commerce, as well as Chairman of its Governmental
Affairs Council. Mr. Duncan is a Board member of Meridian Industrial Trust and American Industrial Properties REIT, two public REITs traded on the New York Stock Exchange. Mr. Duncan serves on various committees of these two entities.

       Randal R. Seewald, 44, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties
IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., Quorum Real Estate Services Corporation, USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice
President, Secretary and Legal Counsel of USAA Real Estate Company and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association, the San Antonio Bar Association, and the American Corporate Counsel Association.

       Martha J. Barrow, 49, is Vice President, Finance and Administration, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to her joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants and the American Institute of Certified Public Accounts. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American University and an Master of Business Administration from St. Mary's University. She is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Council of Real Estate Investment Fiduciaries (NCREIF), and the American Real Estate Society
(ARES).

       S. Wayne Peacock, 38, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM. He is active with the Alamo Council of Boy Scouts of America.

       Susan T. Wallace, 43, is Vice President, Dispositions and Co-Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc.,
L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University, the University

Cincinnati and earned her Bachelor of Business Administration degree from the University of the Incarnate Word in San Antonio, Texas. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. Ms. Wallace serves on the Board of Governors for the Affordable Housing Investors Council.

       David A. Rosales, 40, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and a Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds memberships in the National Association of Real Estate Companies and the National Council of Real Estate Investments Fiduciaries. He is the past Chairman of the Board as well as a current Board member of Communities in Schools-San Antonio, Inc.

          David M. Holmes, 37, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L.A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. Prior to joining USAA, Mr. Holmes was a tax consultant for Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and as a member of the Finance Committee of the San Antonio Public Library.

Item 11.   Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the captions "Management Compensation" at pages 13-17 and "Income and Losses and Cash Distributions" at pages 54-57 of the Prospectus dated February 11, 1988, filed pursuant to Rule 424(b) or (c). Copies of these pages are attached hereto as Exhibit 99.b and incorporated herein by reference. Cash distributions of $105,549 were paid to the General Partner during the year ended June 30, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

(a) Security Ownership of Certain Beneficial Owners

                 Name and
                Address of            Amount and
 Title of       Beneficial      Nature of Beneficial   Percent of
   Class          Owner             Ownership (1)         Class

Units of      USAA Investors II,     6,681 Units of       24.6%
Limited       Inc. (General          Limited Partnership
Partnership   Partner) (2)           Interests
Interests     8000 Robert F. McDermott
              Fwy., IH 10 West,
              Suite 600,
              San Antonio, Texas

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

    No arrangements are known to the Partnership which may result in a change of control of the Partnership other than that of the potential merger of the Partnership with AIP as discussed in Item 1.


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

        A summary of transactions with affiliates follows for the fiscal years ended June 30, 1997, 1996 and 1995:

                         Reimbursement         Management         Lease         Interest
                        of Expenses (1)           Fees         Commissions       Income        Total
USAA Mutual
Fund, Inc.:
      1997             $         --              --                --             --            --
      1996                       --              --                --             --            --
      1995                       --              --                --           (316)         (316)

USAA Real Estate
Company:
      1997                   78,288              --                --             --        78,288
      1996                   71,029              --                --             --        71,029
      1995                   89,155              --                --             --        89,155

Quorum Real Estate
Services Corporation:
      1997                    3,255          12,496            39,908             --        55,659
      1996                    3,016          12,110            12,444             --        27,570
      1995                    2,823          12,299                --             --        15,122


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
            Reports on Form 8-K

          The following documents are filed as part of this report:


(a)  1. Financial Statements

    The following financial statements, notes to financial statements and independent auditors' report are included in
Part II Item 8:


        Balance Sheets as of June 30, 1997
          and 1996

        Statements of Income for the years
          ended June 30, 1997, 1996 and 1995

        Statements of Partners' Equity for the
          years ended June 30, 1997, 1996 and 1995

        Statements of Cash Flows for the years
          ended June 30, 1997, 1996 and 1995

        Notes to Financial Statements

        Independent Auditors' Report

    2. Financial Statement Schedule

        Real Estate and Accumulated Depreciation as of June 30, 1997 (Schedule III)

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


Item 14.(b) Reports filed on Form 8-K


             A Current Report on Form 8-K was filed June 13, 1997 regarding the agreement signed between the Partnership and American Industrial Properties REIT (the "Trust") contemplating a merger of the Partnership into the Trust.

    USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP     SCHEDULE III
             Real Estate and Accumulated Depreciation
                           June 30, 1997

                                                                                                          Cost Capitalized
                                                                           Initial Cost to                  Subsequent to
                                                                              Partnership                     Acquisition
                                                                                  Buildings
                                Year of            Date                              and              Improve-             Carrying
        Description           Construction       Acquired            Land        Improvements           ments               Costs
Continental Plastic      1963, 1969,     April 21, 1989
Containers Buildings;       & 1996
Manufacturing and
distribution facility;
Elk Grove Village,
Illinois                                                  $    1,800,000        3,270,910             1,819,531          --

Bowater Communication        1989        July 24, 1989
Papers Building;
Industrial Warehouse;
Lakeland, Florida                                                480,000        3,775,200                44,380          --
                                                          $    2,280,000        7,046,110             1,863,911          --

                                                                             Gross Amount at Which
                                                                               Carried at Close of
                                                                                    Period
                                                                                  Buildings       Total Investment    Accumulated
                                Year of            Date                              and             Properties       Depreciation
        Description           Construction       Acquired            Land        Improvements         (2)(5)             (1)(3)
Continental Plastic      1963, 1969,     April 21, 1989
Containers Buildings;       & 1996
Manufacturing and
Distribution facility;
Elk Grove Village,
Illinois                                                  $    1,800,000        5,090,441             6,890,441    1,003,879

Bowater Communication        1989        July 24, 1989
Papers Building;
industrial Warehouse;
Lakeland, Florida                                                476,850        3,822,730             4,299,580    1,008,259
                                                          $    2,276,850        8,913,171            11,190,021    2,012,138

SCHEDULE III (continued)
NOTES:
(1)  Depreciation is based on a 30 year life, straight-line method for buildings and 5 year life, straight-line method for personal property.  Tenant improvements are amortized over the life of the related lease using the straight-line method.
(2)  Reconciliation of real estate:
     Balance at June 30, 1994                                                $       9,429,355
        Additions during period-improvements                                            64,685
     Balance at June 30, 1995                                                        9,494,040
        Additions during period-improvements                                         1,696,823
     Balance at June 30, 1996                                                       11,190,863
        Deductions during period                                                          (842)
     Balance at June 30, 1997                                                 $     11,190,021


(3)  Reconciliation of accumulated depreciation:
     Balance at June 30, 1994                                                 $      1,195,060
        Additions during period-depreciation                                           239,039
     Balance at June 30, 1995                                                        1,434,099
        Additions during period-depreciation                                           262,935
     Balance at June 30, 1996                                                        1,697,034
        Additions during period-depreciation                                           315,104
     Balance at June 30, 1997                                                 $      2,012,138

(4)  The aggregate cost of real estate owned by the Partnership at June 30, 1997 for Federal
     Income Tax Purposes is $11,190,021.
(5)  During fiscal 1996, approximately 45,200 square feet of additional leasable area was added to the Continental Plastic Buildings.

  INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Partners
USAA Real Estate Income Investments II Limited Partnership:

Under date of July 25, 1997, except for Note 10 as to which the date is August 20, 1997, we reported on the balance sheets of USAA Real Estate Income Investments II Limited Partnership as of June 30, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in
Item   14(a)2.    The  financial  statement   schedule   is   the
responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic financial statements taken as
a   whole,  presents  fairly,  in  all  material  respects,   the
information set forth therein.





                                         /s/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP


San Antonio, Texas
July 25, 1997, except for
Note 10 as to which the date
is August 20, 1997

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

Date: September 23, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Edward B. Kelley                     Date: September 23, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner

/s/T. Patrick Duncan                    Date: September 23, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner

/s/Randal R. Seewald                    Date: September 23, 1997
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel
of the General Partner

   USAA REAL ESTATE INCOME INVESTMENTS II, LIMITED PARTNERSHIP

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