Form 10-K405/A
period 1997-06-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1997-10-09
CIK 820094

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K/A
(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

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

Registrant's telephone number, including area code:(210)498-7391

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

           Item 12 (a) (1) of the Registrant's Form 10-K for the year ended June 30, 1997 is deleted and amended in its entirety as follows:


    (1) The Amended and Restated Agreement of Limited Partnership provides that the General Partner will not be entitled to vote such Interests on any matters submitted for the vote of the Limited Partners, unless applicable law requires the vote of the General Partner in order for any action to be taken by the Limited Partners to be effective, in such case the General Partner will vote such Interests in the same proportion as the other Limited Partners voted on the proposed action.

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

Date: October 9, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Edward B. Kelley                     Date: October 9, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner

/s/T. Patrick Duncan                    Date: October 9, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner

/s/Randal R. Seewald                    Date: October 9, 1997
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel
of the General Partner