Form 10-Q
period 1997-09-30
USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
filed 1997-11-12
CIK 820094

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
                               or
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

                                             [X]  Yes   [ ]  No

                             PART I
                 Item 1.  Financial Statements

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Balance Sheets
                                                             September 30,
                                                                  1997              June 30,
                                                              (Unaudited)             1997
Assets
Rental properties, net                                    $       9,099,107           9,177,883
Investment in joint venture                                       2,135,201           2,139,009
Temporary investments, at cost
   which approximates market value -
      Money market fund                                             906,117             848,892
Cash                                                                 36,152              33,288
   Cash and cash equivalents                                        942,269             882,180

Deferred charges and other assets                                   358,783             333,315

                                                          $      12,535,360          12,532,387


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $7,858 and $6,722                     $          14,295              16,822
Accrued expenses and other liabilities                              141,201             129,354
         Total liabilities                                          155,496             146,176

Partners' equity:
   General Partner:
      Capital contribution                                            1,000               1,000
      Cumulative net income                                         805,139             779,387
      Cumulative distributions                                     (842,879)           (816,492)
                                                                    (36,740)            (36,105)

   Limited Partners (27,141 interests):
      Capital contributions, net of offering
         costs                                                   12,756,270          12,756,270
      Cumulative net income                                       7,246,242           7,014,471
      Cumulative distributions                                   (7,585,908)         (7,348,425)
                                                                 12,416,604          12,422,316
         Total Partners' equity                                  12,379,864          12,386,211
                                                          $      12,535,360          12,532,387

See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Income
Three months ended September 30, 1997 and 1996
(Unaudited)

                                                                  1997                1996
Income
Rental income                                             $         351,330             352,621
Equity in earnings of joint venture                                  39,842              37,152
Interest income                                                      11,660               9,488
    Total income                                                    402,832             399,261

Expenses
Direct expenses, $3,717 and $3,878
  to affiliate (note 1)                                              20,928              22,370
Depreciation                                                         78,776              78,362
General and administrative, $26,788
  and $25,713 to affiliates (note 1)                                 45,605              45,930
    Total expenses                                                  145,309             146,662
Net income                                                $         257,523             252,599

Net income per limited partnership interest               $            8.54                8.38


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS II LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Three months ended September 30, 1997 and 1996
(Unaudited)

                                                                  1997                1996
Cash flows from operating activities:
   Net income                                             $         257,523             252,599
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                78,776              78,362
         Amortization                                                   632                 632
         Earnings from joint venture                                (39,842)            (37,152)
         Distributions from joint venture                            43,650              43,650
         Increase in accounts receivable                                 --              (3,171)
         Increase in deferred charges and other assets              (26,100)            (26,941)
         Increase (decrease) in accounts payable and
            other liabilities                                         9,320             (55,137)
         Other adjustments                                               --                 500

            Cash provided by operating activities                   323,959             253,342

Cash flows used in financing activities -
   Payment of distributions                                        (263,870)           (263,871)

Net increase (decrease) in cash and cash equivalents                 60,089             (10,529)

Cash and cash equivalents at beginning of period                    882,180             835,558

Cash and cash equivalents at end of period                $         942,269             825,029


See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments II Limited Partnership
Notes to Condensed Financial Statements
September 30, 1997
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the three months ended September 30, 1997:

                                           Quorum
                             USAA         Real Estate
                         Real Estate       Services
                           Company        Corporation

Reimbursement
  of expenses (a)     $        16,972              468
Management fees                     -            3,249
Lease commissions                   -            9,816
    Total             $        16,972           13,533


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


2.  Other

  Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended June 30, 1997 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of this fiscal year or any other future period.

  The financial information included in this interim report as of September 30, 1997 and for the three-month periods ended September 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

  Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                             PART I

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1997, the Partnership had cash of $36,152 and temporary investments of $906,117. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Deferred charges and other assets included an acquisition fee paid in 1988 to USAA Investors II, Inc., the General Partner, in connection with the acquisition of the interest in the joint venture which owns Sequoia Plaza - Building
I. Deferred charges also included deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of a security deposit, prepaid rent and property tax accruals.

During  the  quarter  ended September 30, 1997,  the  Partnership distributed $237,483 to Limited Partners and $26,387 to the General Partner for a total of $263,870. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing
activity   and   cash  flows  available  from   the   Partnership
investments.

The Continental Plastic Buildings in Elk Grove Village, Illinois remain 100% occupied with a lease expiration of February 2011. The tenant is planning to remodel parts of the property to include upgrades to the lobby, office space and landscaping. The cost of these improvements will be paid by the tenant and are estimated at approximately $250,000.

CST   Office  Products,  Inc.  currently  occupies  100%  of  the
Lakeland, Florida property with a lease expiration of July  1999.
Preliminary discussions with CST have commenced regarding renewal of the lease.

As previously reported, Logicon, the major tenant at Sequoia Plaza I in Arlington, Virginia completed a merger with Northrop Grumman Corporation. Subsequently, Northrop Grumman and Lockheed Martin have announced a merger agreement to combine the companies. Current indications are that the space occupied by Logicon will not be impacted. This lease with Logicon expires April 2008.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.74% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with each of the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreements, the Trust will issue an aggregate of 4,412,829 shares of beneficial interest at $13.125 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares and per Share amount have been restated to reflect the impact of the one for five reverse split approved by the Trust shareholders on October 15, 1997. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $13.125. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest. The Merger is a taxable transaction to the partners in the RELPs. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the Limited Partners of each of the RELPs and by the shareholders of the Trust. Accordingly, there can be no assurance that the merger will ultimately be consummated. There has been a meeting of the Limited Partners tentatively scheduled for early January 1998 to consider a vote on the proposed transaction.

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

On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. The Trust was also named as a defendant. The Lawsuit was subsequently removed to federal court and has been transferred to the Western District of Texas, San Antonio Division. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by the RELPs and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust.

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


Results of Operations

For the three months ended September 30, 1997 and 1996, income was generated from rental income from the income-producing properties, earnings from the joint venture investment and interest income earned on the funds invested in temporary investments.

Expenses incurred during the same periods were associated with operation of the Partnership's properties and various other costs required for administration of the Partnership.

Rental properties at September 30, 1997 decreased from June 30, 1997 due to depreciation. The increase in deferred charges and other assets at September 30, 1997 was due to an increase in deferred rent at Continental Plastic. Accrued expenses and other liabilities increased at September 30, 1997 as a result of an increase in the accrual for property taxes for the CST Office Products Building.

Equity  in  earnings increased for the three-month  period  ended
September  30, 1997 as compared to the three-month  period  ended
September 30, 1996 as a result of an increase in net income of Sequoia I, the joint venture property.

Interest income increased as a result of higher cash balances for the period ended September 30, 1997 as compared to the same period ended September 30, 1996.

Direct expenses decreased for the three-month period ended September 30, 1997 as compared to the same period ended September 30, 1996 due to slight decreases in several expenses at the CST Office Products Building, including parking lot sweeping, landscaping, property insurance and property tax services.

                             PART II

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

                                                 Sequentially
 Exhibit                                           Numbered
   No.                  Description                  Page

    4     Amended and Restated Agreement of
          Limited Partnership dated as of February
          11, 1988, attached as Exhibit A to
          the Partnership's Prospectus dated
          February 11, 1988, filed pursuant to
          Rule 424(b), Registration No. 33-16479
          and incorporated herein by this reference.  --

   27     Financial Data Schedule                     11


(b) A Current Report on Form 8-K was filed July 21, 1997 regarding the signed definitive merger agreements between the Partnership and American Industrial Properties REIT (the "Trust") pursuant to which the Partnership will be merged into the Trust.

      A  Current Report on Form 8-K was filed September  2,  1997 regarding a purported class action lawsuit served upon the Partnership seeking to enjoin the consummation of the Merger with the Trust.

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



USAA REAL ESTATE INCOME INVESTMENTS II
LIMITED PARTNERSHIP (Registrant)

BY:  USAA Investors II, Inc.,
     General Partner


November 12, 1997     BY: /s/Edward B. Kelley
                      Edward B. Kelley
                      Chairman, President and
                      Chief Executive Officer



November 12, 1997     BY: /s/Martha J. Barrow
                      Martha J. Barrow
                      Vice President -
                      Administration and
                      Finance/Treasurer